Form 10-K405
period 1996-12-31
MAXXAM GROUP HOLDINGS INC
filed 1997-03-28
CIK 1029500

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K




            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year
  ended December 31, 1996                  Commission File Number 333-18723


                         MAXXAM GROUP HOLDINGS INC.
           (Exact name of Registrant as Specified in its Charter)

              DELAWARE                               76-0518669
          (State or other                         (I.R.S. Employer
            jurisdiction                       Identification Number)
        of incorporation or
           organization)

    5847 SAN FELIPE, SUITE 2600                         77057
          HOUSTON, TEXAS                            (Zip Code)
      (Address of Principal
        Executive Offices)

     Registrant's telephone number, including area code: (713) 975-7600



        Securities registered pursuant to Section 12(b) of the Act:

                                   None.


        Securities registered pursuant to Section 12(g) of the Act:

                                   None.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /  /   No /X/

      All of the Registrant's voting stock is held by an affiliate of the Registrant.

   Number of shares of Common Stock outstanding at March 15, 1997:  1,000

     REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
(J)(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                    DOCUMENTS INCORPORATED BY REFERENCE:

                              Not applicable.

                         MAXXAM GROUP HOLDINGS INC.

                                   PART I


ITEM 1.   BUSINESS

GENERAL

          MAXXAM Group Holdings Inc. (the "Company" or "MGHI") is a wholly owned subsidiary of MAXXAM Inc. ("MAXXAM"). The Company's wholly owned subsidiary, MAXXAM Group Inc. ("MGI"), and MGI's wholly owned subsidiaries, The Pacific Lumber Company ("Pacific Lumber"), and Britt Lumber Co., Inc. ("Britt") are engaged in forest products operations. Pacific Lumber's principal wholly owned subsidiaries are Scotia Pacific Holding Company ("Scotia Pacific") and Salmon Creek Corporation ("Salmon Creek"). As used herein, the terms "Company," "MGHI," "MGI," "Pacific Lumber," "Kaiser" or "MAXXAM" refer to the respective companies and their subsidiaries, unless otherwise noted or the context indicates otherwise.

          Pacific Lumber, which has been in continuous operation for over 125 years, engages in several principal aspects of the lumber industry--the growing and harvesting of redwood and Douglas-fir timber, the milling of logs into lumber products and the manufacturing of lumber into a variety of value-added finished products. Britt manufactures redwood and cedar fencing and decking products from small diameter logs, a substantial portion of which Britt acquires from Pacific Lumber (as Pacific Lumber cannot efficiently process them in its own mills). The Company also owns 27,938,250 shares of the common stock of Kaiser Aluminum Corporation ("Kaiser"), representing a 34.6% interest in Kaiser on a fully diluted basis, and MAXXAM has a direct interest in Kaiser of 27.3% on a fully diluted basis. Kaiser is a publicly traded company (New York Stock Exchange trading symbol "KLU") which operates in all principal aspects of the aluminum industry - the mining of bauxite, the refining of bauxite into alumina, the production of primary aluminum from alumina, and the manufacture of fabricated (including semi-fabricated) aluminum products.

          This Annual Report on Form 10-K contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places (see Item 1. "Business--Forest Products Operations-- Regulatory and Environmental Factors" and "--Aluminum Operations," Item 3. "Legal Proceedings" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Background," "Financial Condition and Investing and Financing Activities" and "Trends"). Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates,""will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements and changing prices and market conditions. This report identifies other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

FOREST PRODUCTS OPERATIONS

     PACIFIC LUMBER OPERATIONS

          Timberlands
          Pacific Lumber owns and manages approximately 193,000 acres of virtually contiguous commercial timberlands located in Humboldt County along the northern California coast which has very favorable soil and climate conditions. These timberlands contain approximately three-quarters redwood and one-quarter Douglas-fir timber, are located in close proximity to Pacific Lumber's four sawmills and contain an extensive network of roads. Approximately 179,000 acres of Pacific Lumber's timberlands are owned by Scotia Pacific (the "Scotia Pacific Timberlands"), a special purpose Delaware corporation and wholly owned subsidiary of Pacific Lumber. Pacific Lumber has the exclusive right to harvest (the "Pacific Lumber Harvest Rights") approximately 8,000 non-contiguous acres of the Scotia Pacific Timberlands consisting substantially of virgin old growth redwood and virgin old growth Douglas-fir timber located on numerous small parcels throughout the Scotia Pacific Timberlands. Substantially all of Scotia Pacific's assets, including the Scotia Pacific Timberlands and the GIS (defined below), are pledged as security for Scotia Pacific's 7.95% Timber Collateralized Notes due 2015 (the "Timber Notes"). Pacific Lumber harvests and purchases from Scotia Pacific all of the logs harvested from the Scotia Pacific Timberlands. See "--Relationships With Scotia Pacific and Britt" for a description of this and other relationships among Pacific Lumber, Scotia Pacific and Britt. Approximately 6,000 acres of Pacific Lumber's timberlands are owned by Salmon Creek.

          The forest products industry grades lumber in various classifications according to quality. The two broad categories within which all grades fall, based on the absence or presence of knots, are called "upper" and "common" grades, respectively. "Old growth" trees, often defined as trees which have been growing for approximately 200 years or longer, have a higher percentage of upper grade lumber than "young growth" trees (those which have been growing for less than 200 years). "Virgin" old growth trees are located in timber stands that have not previously been harvested. "Residual" old growth trees are located in timber stands which have been partially harvested in the past.

          Pacific Lumber engages in extensive efforts to supplement the natural regeneration of timber and increase the amount of timber on its timberlands. Pacific Lumber is required to comply with California forestry regulations regarding reforestation, which generally require that an area be reforested to specified standards within an established period of time. Pacific Lumber also actively engages in efforts to establish timberlands from open areas such as pasture land. Regeneration of redwood timber generally is accomplished through the natural growth of new redwood sprouts from the stump remaining after a redwood tree is harvested. Such new redwood sprouts grow quickly, thriving on existing mature root systems. In addition, Pacific Lumber supplements natural redwood regeneration by planting redwood seedlings. Douglas-fir timber grown on Pacific Lumber's timberlands is regenerated almost entirely by planting seedlings. During 1996, Pacific Lumber planted an estimated 529,000 redwood and Douglas-fir seedlings.

          Harvesting Practices
          The ability of Pacific Lumber to sell logs or lumber products will depend, in part, upon its ability to obtain regulatory approval of timber harvesting plans ("THPs"). THPs are required to be developed by registered professional foresters and must be filed with, and approved by, the California Department of Forestry ("CDF") prior to the harvesting of timber. Each THP is designed to comply with applicable laws and regulations. The CDF's evaluation of proposed THPs incorporates review and analysis of such THPs by several California and federal agencies and public comments received with respect to such THPs. An approved THP is applicable to specific acreage and specifies the harvesting method and other conditions relating to the harvesting of the timber covered by such THP. See "--Regulatory and Environmental Factors" for information regarding a critical habitat designation, sustained yield regulations and similar matters concerning Pacific Lumber and its operations. Pacific Lumber maintains a detailed geographical information system covering its timberlands (the "GIS"). The GIS covers numerous aspects of Pacific Lumber's properties, including timber type, tree class, wildlife data, roads, rivers and streams. By carefully monitoring and updating this database and conducting field studies, Pacific Lumber's foresters are better able to develop detailed THPs addressing the various regulatory requirements. Pacific Lumber also utilizes a Global Positioning System ("GPS") which allows precise location of geographic features through satellite positioning.

          Pacific Lumber employs a variety of well-accepted methods of selecting trees for harvest. These methods, which are designed to achieve optimal regeneration, are referred to as "silvicultural systems" in the forestry profession. Silvicultural systems range from very light thinnings aimed at enhancing the growth rate of retained trees to clear cutting which results in the harvest of all trees in an area and replacement with a new forest stand. In between are a number of varying levels of partial harvests which can be employed. Pacific Lumber's foresters select the appropriate silvicultural system for any given site based upon the specific conditions of that site. The systems chosen are those which will most closely emulate those natural processes that result in the cycling of
natural forest stands.   Due to the magnitude of its timberlands and
conservative application of silvicultural systems, Pacific Lumber has historically conducted harvesting operations on approximately 5% of its timberlands in any given year.

          Production Facilities
          Pacific Lumber owns four highly mechanized sawmills and related facilities located in Scotia, Fortuna and Carlotta, California. The sawmills historically have been supplied almost entirely from timber harvested from Pacific Lumber's timberlands. Since 1986, Pacific Lumber has implemented numerous technological advances that have increased the operating efficiency of its production facilities and the recovery of finished products from its timber. Over the past three years, Pacific Lumber's annual lumber production has averaged approximately 289 million board feet, with approximately 291, 290 and 286 million board feet produced in 1996, 1995 and 1994, respectively. The Fortuna sawmill produces primarily common grade lumber. During 1996, the Fortuna mill produced approximately 99 million board feet of lumber. The Carlotta sawmill produces both common and upper grade redwood lumber. During 1996, the Carlotta mill produced approximately 63 million board feet of lumber. Sawmills "A" and "B" are both located in Scotia. Sawmill "A" processes Douglas-fir logs and Sawmill "B" primarily processes large diameter redwood logs. During 1996, Sawmills "A" and "B" produced 88 million and 41 million board feet of lumber, respectively.

          Pacific Lumber operates a finishing plant which processes rough lumber into a variety of finished products such as trim, fascia, siding and paneling. These finished products include the redwood lumber industry's largest variety of customized trim and fascia patterns. Pacific Lumber also enhances the value of some grades of lumber by assembling knot-free pieces of narrower and shorter lumber into wider or longer pieces in its state-of-the-art end and edge glue plants. The result is a standard sized upper grade product which can be sold at a significant premium over common grade products. Pacific Lumber has installed a lumber remanufacturing facility at its mill in Fortuna which processes low grade redwood common lumber into value-added, higher grade redwood fence and related products.

          Pacific Lumber dries the majority of its upper grade lumber before it is sold. Upper grades of redwood lumber are generally air-dried for three to twelve months and then kiln-dried for seven to twenty-four days to produce a dimensionally stable and high quality product which generally commands higher prices than "green" lumber (which is lumber sold before it has been dried). Upper grade Douglas-fir lumber is generally kiln-dried immediately after it is cut. Pacific Lumber owns and operates 34 kilns, having an annual capacity of approximately 95 million board feet, to dry its upper grades of lumber efficiently in order to produce a quality, premium product. Pacific Lumber also maintains several large enclosed storage sheds which hold approximately 27 million board feet of lumber.

          In addition, Pacific Lumber owns and operates a modern 25-megawatt cogeneration power plant which is fueled almost entirely by the wood residue from Pacific Lumber's milling and finishing operations. This power plant generates substantially all of the energy requirements of Scotia, California, the town adjacent to Pacific Lumber's timberlands where several of its manufacturing facilities are located. Pacific Lumber sells surplus power to Pacific Gas and Electric Company. In 1996, the sale of surplus power accounted for approximately 1% of Pacific Lumber's total revenues.

          Products
          The following table sets forth the distribution of Pacific Lumber's lumber production (on a net board foot basis) and revenues by product line:



                                                   Year Ended December 31, 1996              Year Ended December 31, 1995
                                            ----------------------------------------- -----------------------------------------
                                              % of Total                                % of Total
                                                Lumber      % of Total                    Lumber      % of Total
                                              Production      Lumber      % of Total    Production      Lumber      % of Total
                  Product                       Volume       Revenues      Revenues       Volume       Revenues      Revenues
                                            ------------- ------------- ------------- ------------- ------------- -------------
Upper grade redwood lumber                            13%           33%           28%           17%           38%           31%
Common grade redwood lumber                           53%           42%           35%           54%           40%           32%
                                            ------------- ------------- ------------- ------------- ------------- -------------
     Total redwood lumber                             66%           75%           63%           71%           78%           63%
                                            ------------- ------------- ------------- ------------- ------------- -------------
Upper grade Douglas-fir lumber                         3%            6%            5%            3%            5%            4%
Common grade Douglas-fir lumber                       27%           16%           13%           23%           14%           11%
                                            ------------- ------------- ------------- ------------- ------------- -------------
     Total Douglas-fir lumber                         30%           22%           18%           26%           19%           15%
                                            ------------- ------------- ------------- ------------- ------------- -------------
Other grades of lumber                                 4%            3%            2%            3%            3%            4%
                                            ------------- ------------- ------------- ------------- ------------- -------------
     Total lumber                                    100%          100%           83%          100%          100%           82%
                                            ============= ============= ============= ============= ============= =============
Logs                                                                               9%                                        7%
                                                                        =============                             =============
Hardwood chips                                                                     2%                                        4%
Softwood chips                                                                     4%                                        5%
                                                                        -------------                             -------------
     Total wood chips                                                              6%                                        9%
                                                                        =============                             =============





          Lumber. Pacific Lumber primarily produces and markets lumber. In 1996, Pacific Lumber sold approximately 307 million board feet of lumber, which accounted for approximately 83% of Pacific Lumber's total revenues. Lumber products vary greatly by the species and quality of the timber from which it is produced. Lumber is sold not only by grade (such as "upper" grade versus "common" grade), but also by board size and the drying process associated with the lumber.

          Redwood lumber is Pacific Lumber's largest product category. Redwood is commercially grown only along the northern coast of California and possesses certain unique characteristics that permit it to be sold at a premium to many other wood products. Such characteristics include its natural beauty, superior ability to retain paint and other finishes, dimensional stability and innate resistance to decay, insects and chemicals. Typical applications include exterior siding, trim and fascia for both residential and commercial construction, outdoor furniture, decks, planters, retaining walls and other specialty applications. Redwood also has a variety of industrial applications because of its chemical resistance and because it does not impart any taste or odor to liquids or solids.

          Upper grade redwood lumber, which is derived primarily from large diameter logs and is characterized by an absence of knots and other defects, is used primarily in distinctive interior and exterior applications. The overall supply of upper grade lumber has been diminishing due to increasing environmental and regulatory restrictions and other factors, and Pacific Lumber's supply of upper grade lumber has decreased in some premium product categories. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Background."
Common grade redwood lumber, Pacific Lumber's largest volume product, has many of the same aesthetic and structural qualities of redwood uppers, but has some knots, sapwood and a coarser grain. Such lumber is commonly used for construction purposes, including outdoor structures such as decks, hot tubs and fencing.

          Douglas-fir lumber is used primarily for new construction and some decorative purposes and is widely recognized for its strength, hard surface and attractive appearance. Douglas-fir is grown commercially along the west coast of North America and in Chile and New Zealand. Upper grade Douglas-fir lumber is derived primarily from old growth Douglas-fir timber and is used principally in finished carpentry applications. Common grade Douglas-fir lumber is used for a variety of general construction purposes and is largely interchangeable with common grades of other whitewood lumber.

          Logs. Pacific Lumber currently sells certain logs that, due to their size or quality, cannot be efficiently processed by its mills into lumber. The majority of these logs are purchased by Britt. The balance are purchased by surrounding mills which do not own sufficient timberlands to support their mill operations. See "--Relationships with Scotia Pacific and Britt" below. Except for the agreement with Britt described below, Pacific Lumber does not have any significant contractual relationships with third parties relating to the purchase of logs. Pacific Lumber has historically not purchased significant quantities of logs from third parties; however, Pacific Lumber may from time to time purchase logs from third parties for processing in its mills or for resale to third parties if, in the opinion of management, economic factors are advantageous to Pacific Lumber.

          Wood Chips. Pacific Lumber uses a whole-log chipper to produce wood chips from hardwood trees which would otherwise be left as waste. These chips are sold to third parties primarily for the production of facsimile and other specialty papers. Pacific Lumber also produces softwood chips from the wood residue and waste from its milling and finishing operations. These chips are sold to third parties for the production of wood pulp and paper products.

          Backlog and Seasonality
          Pacific Lumber's backlog of sales orders at December 31, 1996 and 1995 was approximately $21.3 million and approximately $11.5 million, respectively, the substantial portion of which was delivered in the first quarter of the next fiscal year. Pacific Lumber has historically experienced lower first quarter sales due largely to the general decline in construction-related activity during the winter months. As a result, Pacific Lumber's results in any one quarter are not necessarily indicative of results to be expected for the full year.

          Marketing
          The housing, construction and remodeling markets are the primary markets for Pacific Lumber's lumber products. Pacific Lumber's policy is to maintain a wide distribution of its products both geographically and in terms of the number of customers. Pacific Lumber sells its lumber products throughout the country to a variety of accounts, the large majority of which are wholesalers, followed by retailers, industrial users, exporters and manufacturers. Upper grades of redwood and Douglas-fir lumber are sold throughout the entire United States, as well as to export markets. Common grades of redwood lumber are sold principally west of the Mississippi River, with California accounting for approximately 66% of these sales in 1996. Common grades of Douglas-fir lumber are sold primarily in California. In 1996, the largest and top five of Pacific Lumber's customers accounted for approximately 9% and 24%, respectively, of total revenues. Exports of lumber accounted for approximately 5% of Pacific Lumber's total revenues in 1996. Pacific Lumber markets its products through its own sales staff which focuses primarily on domestic sales.

          Pacific Lumber actively follows trends in the housing, construction and remodeling markets in order to maintain an appropriate level of inventory and assortment of products. Due to its high quality products, large inventory, competitive prices and long history, Pacific Lumber believes it has a strong degree of customer loyalty.

          Competition
          Pacific Lumber's lumber is sold in highly competitive markets. Competition is generally based upon a combination of price, service, product availability and product quality. Pacific Lumber's products compete not only with other wood products but with metals, masonry, plastic and other construction materials made from non-renewable resources. The level of demand for Pacific Lumber's products is dependent on such broad factors as overall economic conditions, interest rates and demographic trends. In addition, competitive considerations, such as total industry production and competitors' pricing, as well as the price of other construction products, affect the sales prices for Pacific Lumber's lumber products. Pacific Lumber currently enjoys a competitive advantage in the upper grade redwood lumber market due to the quality of its timber holdings and relatively low cost production operations. Competition in the common grade redwood and Douglas-fir lumber market is more intense, and Pacific Lumber competes with numerous large and small lumber producers.

          Employees
          As of March 1, 1997, Pacific Lumber had approximately 1,600 employees, none of whom are covered by a collective bargaining agreement.

          Relationships with Scotia Pacific and Britt
          In March 1993, Pacific Lumber consummated its offering of $235 million of 10-1/2% Senior Notes due 2003 (the "Pacific Lumber Senior Notes") and Scotia Pacific consummated its offering of $385 million of Timber Notes. Upon the closing of such offerings, Pacific Lumber, Scotia Pacific and Britt entered into a variety of agreements. Pacific Lumber and Scotia Pacific entered into a Services Agreement (the "Services Agreement") and an Additional Services Agreement (the "Additional Services Agreement"). Pursuant to the Services Agreement, Pacific Lumber provides operational, management and related services with respect to the Scotia Pacific Timberlands containing timber of Scotia Pacific ("Scotia Pacific Timber") not performed by Scotia Pacific's own employees. Such services include the furnishing of all equipment, personnel and expertise not within Scotia Pacific's possession and reasonably necessary for the operation and maintenance of the Scotia Pacific Timberlands containing Scotia Pacific Timber. In particular, Pacific Lumber is required to regenerate Scotia Pacific Timber, prevent and control loss of Scotia Pacific Timber by fires, maintain a system of roads throughout the Scotia Pacific Timberlands, take measures to control the spread of disease and insect infestation affecting Scotia Pacific Timber and comply with environmental laws and regulations. Pacific Lumber is also required (to the extent necessary) to assist Scotia Pacific personnel in updating the GIS and to prepare and file, on Scotia Pacific's behalf, all pleadings and motions and otherwise diligently pursue appeals of any denial of any THP and related matters. As compensation for these and the other services to be provided by Pacific Lumber, Scotia Pacific pays a fee which is adjusted on January 1 of each year based on a specified government index relating to wood products. The fee was approximately $112,000 per month in 1996 and is expected to be approximately $115,200 per month in 1997. Pursuant to the Additional Services Agreement, Scotia Pacific provides Pacific Lumber with a variety of services, including (a) assisting Pacific Lumber to operate, maintain and harvest its own timber properties, (b) updating and providing access to the GIS with respect to information concerning Pacific Lumber's own timber properties, and (c) assisting Pacific Lumber with its statutory and regulatory compliance. Pacific Lumber pays Scotia Pacific a fee for such services equal to the actual cost of providing such services, as determined in accordance with generally accepted accounting principles.

          Pacific Lumber and Scotia Pacific also entered into a Master Purchase Agreement (the "Master Purchase Agreement"). The Master Purchase Agreement governs all purchases of logs by Pacific Lumber from Scotia Pacific. Each purchase of logs by Pacific Lumber from Scotia Pacific is made pursuant to a separate log purchase agreement (which incorporates the terms of the Master Purchase Agreement) for the Scotia Pacific Timber covered by an approved THP. Each log purchase agreement generally constitutes an exclusive agreement with respect to the timber covered thereby, subject to certain limited exceptions. The purchase price must be at least equal to the SBE Price (as defined below). The Master Purchase Agreement provides that if the purchase price equals or exceeds (i) the price for such species and category thereof set forth on the structuring schedule applicable to the Timber Notes and (ii) the SBE Price, then such price shall be deemed to be the fair market value of such logs. The Master Purchase Agreement defines the "SBE Price," for any species and category of timber, as the stumpage price for such species and category as set forth in the most recent "Harvest Value Schedule" published by the California State Board of Equalization ("SBE") applicable to the timber sold during the period covered by such Harvest Value Schedule. Such Harvest Value Schedules are published for the purpose of computing yield taxes and generally are released every six months. As Pacific Lumber purchases logs from Scotia Pacific pursuant to the Master Purchase Agreement, Pacific Lumber is responsible, at its own expense, for harvesting and removing the standing Scotia Pacific Timber covered by approved THPs, and the purchase price is therefore based upon "stumpage prices." Title to the harvested logs does not pass to Pacific Lumber until the logs are transported to Pacific Lumber's log decks and measured. Substantially all of Scotia Pacific's revenues are derived from the sale of logs to Pacific Lumber under the Master Purchase Agreement.

          Pacific Lumber, Scotia Pacific and Salmon Creek also entered into a Reciprocal Rights Agreement granting to each other certain reciprocal rights of egress and ingress through their respective properties in connection with the operation and maintenance of such properties and their respective businesses. In addition, Pacific Lumber entered into an Environmental Indemnification Agreement with Scotia Pacific pursuant to which Pacific Lumber agreed to indemnify Scotia Pacific from and against certain present and future liabilities arising with respect to hazardous materials, hazardous materials contamination or disposal sites, or under environmental laws with respect to the Scotia Pacific Timberlands.

          Pacific Lumber entered into an agreement with Britt (the "Britt Agreement") which governs the sale of logs by Pacific Lumber and Britt to each other, the sale of hog fuel (wood residue) by Britt to Pacific Lumber for use in Pacific Lumber's cogeneration plant, the sale of lumber by Pacific Lumber and Britt to each other, and the provision by Pacific Lumber of certain administrative services to Britt (including accounting, purchasing, data processing, safety and human resources services). The logs which Pacific Lumber sells to Britt and which are used in Britt's manufacturing operations are sold at approximately 75% of applicable SBE prices (to reflect the lower quality of these logs). Logs which either Pacific Lumber or Britt purchases from third parties and which are then sold to each other are transferred at the actual cost of such logs. Hog fuel is sold at applicable market prices, and administrative services are provided by Pacific Lumber based on Pacific Lumber's actual costs and an allocable share of Pacific Lumber's overhead expenses consistent with past practice.

     BRITT LUMBER OPERATIONS

          Business
          Britt is located in Arcata, California, approximately 45 miles north of Pacific Lumber's headquarters. Britt's primary business is the processing of small diameter redwood logs into wood fencing products for sale to retail and wholesale customers. Britt was incorporated in 1965 and operated as an independent manufacturer of fence products until July 1990, when it was purchased by a subsidiary of the Company. Britt purchases small diameter (6 to 11 inch) and short length (6 to 12 feet) redwood logs from Pacific Lumber and a variety of different diameter and different length logs from various timberland owners. Britt processes logs at its mill into a variety of different fencing products, including "dog-eared" 1" x 6" fence stock in six and eight foot lengths, 4" x 4" fence posts in 6 through 12 foot lengths, and other fencing products in 6 through 12 foot lengths. Britt's purchases of logs from third parties are generally consummated pursuant to short-term contracts of twelve months or less. See "--Pacific Lumber Operations--Relationships with Scotia Pacific and Britt" for a description of Britt's log purchases from Pacific Lumber.

          Marketing
          In 1996, Britt sold approximately 79 million board feet of lumber products to approximately 75 different customers. Over one-half of its 1996 lumber sales were in northern California. The remainder of its 1996 sales were in southern California and ten other western states. The largest and top five of such customers accounted for approximately 27% and 68%, respectively, of such 1996 sales. Britt markets its products through its own salesmen to a variety of customers, including distribution centers, industrial remanufacturers, wholesalers and retailers.

          Britt's backlog of sales orders at December 31, 1996 and 1995 was approximately $4.2 million and $3.2 million, respectively, the substantial portion of which was delivered in the first quarter of the next fiscal year.

          Facilities and Employees
          Britt's manufacturing operations are conducted on 12 acres of land, 10 acres of which are leased on a long-term fixed-price basis from an unrelated third party. Fence production is conducted in a 46,000 square foot mill. An 18-acre log sorting and storage yard is located one quarter of a mile away. The mill was constructed in 1980, and capital expenditures to enhance its output and efficiency are made periodically. Britt's (single shift) mill capacity, assuming 40 production hours per week, is estimated at 37.4 million board feet of fencing products per year. As of March 1, 1997, Britt employed approximately 120 people, none of whom are covered by a collective bargaining agreement.

          Competition
          Management estimates that Britt accounted for approximately one-third of the redwood fence market in 1996. Britt competes primarily with the northern California mills of Louisiana Pacific, Georgia Pacific and Eel River.

     REGULATORY AND ENVIRONMENTAL FACTORS

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" for cautionary information with respect to such forward-looking statements.

          Regulatory and environmental issues play a significant role in Pacific Lumber's forest products operations. Pacific Lumber's forest products operations are subject to a variety of California and federal laws and regulations dealing with timber harvesting, endangered species and critical habitat, and air and water quality. Moreover, these laws and regulations are modified from time to time and are subject to judicial and administrative interpretation. These laws include the California Forest Practice Act (the "Forest Practice Act"), which requires that timber harvesting operations be conducted in accordance with detailed requirements set forth in the Forest Practice Act and in the regulations promulgated thereunder by the California Board of Forestry (the "BOF"). The federal Endangered Species Act (the "ESA") and California Endangered Species Act (the "CESA") provide in general for the protection and conservation of specifically listed fish, wildlife and plants which have been declared to be endangered or threatened. The California Environmental Quality Act ("CEQA") provides, in general, for protection of the environment of the state, including protection of air and water quality and of fish and wildlife. In addition, the California Water Quality Act and Federal Clean Water Act require, in part, that Pacific Lumber's operations be conducted so as to reasonably protect the water quality of nearby rivers and streams. Pacific Lumber is subject to certain pending matters described below which could have a material adverse effect on the consolidated financial position, results of operations or liquidity of Pacific Lumber, and in turn MGI and the Company. There can be no assurance that certain pending or future legislation, governmental regulations or judicial or administrative decisions will not have a material adverse effect on the Company.

          In March 1992, the marbled murrelet was approved for listing as endangered under the CESA. In October 1992, the United States Fish and Wildlife Service ("USFWS") issued its final rule listing the marbled murrelet as a threatened species under the ESA in the tri-state area of Washington, Oregon and California. Pacific Lumber has incorporated, and will continue to incorporate as required, mitigation measures into its THPs to protect and maintain habitat for the marbled murrelet on its timberlands. The BOF requires Pacific Lumber to conduct pre-harvest marbled murrelet surveys to provide certain site specific mitigations in connection with THPs covering virgin old growth timber and unusually dense stands of residual old growth timber. Such surveys can only be conducted during a portion of the murrelet's nesting and breeding season, which extends from April through mid-September. Accordingly, such surveys are expected to delay the review and approval process with respect to certain of the THPs filed by Pacific Lumber. The results of such surveys to date (based upon current survey protocols) have indicated that Pacific Lumber has approximately 6,600 acres (all containing virgin or residual old growth timber) which are occupied marbled murrelet habitat. Pacific Lumber is unable to predict when or if it will be able to harvest this acreage.

          In May 1996, the USFWS published its final designation of critical habitat for the marbled murrelet (the "Final Designation"), designating over four million acres as critical habitat for the marbled murrelet. Although nearly all of the designated habitat is public land, approximately 33,000 acres of Pacific Lumber's timberlands are included in the Final Designation, the substantial portion of such acreage being young growth timber. The bulk of Pacific Lumber's 6,600 acres of occupied marbled murrelet habitat falls within the 33,000 acres of Pacific Lumber's timberlands included in the Final Designation. In order to mitigate the impact of the Final Designation, particularly with respect to timberlands occupied by the marbled murrelet, Pacific Lumber over the last few years has attempted to develop a habitat conservation plan for the marbled murrelet (the "Murrelet HCP"). Due to, among other things, the unfavorable response of the USFWS to Pacific Lumber's initial Murrelet HCP efforts, Pacific Lumber and its subsidiaries filed two actions (the "Takings Litigation") alleging that certain portions of their timberlands have been "taken" and seeking just compensation. See Item 3. "Legal Proceedings-- Pacific Lumber Litigation" for a description of the Takings Litigation. Pursuant to an agreement entered into by the Company, MAXXAM, the United States and the State of California on September 28, 1996 (the "Headwaters Agreement") and described below under "--Headwaters Agreement," the Takings Litigation has been stayed at the request of the parties.

          It is impossible for the Company to determine the potential adverse effect of the Final Designation on the Company's consolidated financial position, results of operations or liquidity until such time as various regulatory and legal issues are resolved; however, if Pacific Lumber is unable to harvest, or is severely limited in harvesting, on timberlands designated as critical habitat for the marbled murrelet, such effect could be materially adverse to Pacific Lumber and in turn MGI and the Company. If Pacific Lumber is unable to harvest or is severely limited in harvesting, it intends to seek just compensation from the appropriate governmental agencies on the grounds that such restrictions constitute a governmental taking. There continue to be other regulatory actions and lawsuits seeking to have other species listed as threatened or endangered under the ESA and/or the CESA and to designate critical habitat for such species. For example, the National Marine Fisheries Service has announced that by April 25, 1997 it will make a final determination whether to list the coho salmon under the ESA in northern California, including, potentially, lands owned by Pacific Lumber. It is uncertain what impact, if any, such listings and/or designations of critical habitat would have on the consolidated financial position, results of operations or liquidity of Pacific Lumber, and in turn MGI and the Company.

          In 1994, the BOF adopted certain regulations regarding compliance with long-term sustained yield ("LTSY") objectives. These regulations require that timber companies project timber growth and harvest on their timberlands over a 100-year planning period and establish a LTSY harvest level that takes into account environmental and economic considerations. The sustained yield plan ("SYP") must demonstrate that the average annual harvest over any rolling ten-year period will not exceed the LTSY harvest level and that Pacific Lumber's projected timber inventory is capable of sustaining the LTSY harvest level in the last decade of the 100-year planning period. On December 17, 1996, Pacific Lumber submitted a proposed SYP to the CDF. The proposed SYP sets forth an LTSY harvest level substantially the same as Pacific Lumber's average annual timber harvest over the last six years. The proposed SYP also indicates that Pacific Lumber's average annual timber harvest during the first decade of the SYP would approximate the LTSY harvest level. During the second decade of the proposed SYP, Pacific Lumber's average annual timber harvest would be approximately 8% less than that proposed for the first decade. The SYP, when approved, will be valid for ten years. Thereafter, revised SYPs will be prepared every decade that will address the LTSY harvest level based upon reassessment of changes in the resource base and protection of public resources.

          The proposed SYP assumes that the transactions contemplated by the Headwaters Agreement will be consummated and that the Multi-Species HCP (as defined below under "--Headwaters Agreement") will permit Pacific Lumber to harvest its timberlands (including over the next two decades a substantial portion of its old growth timberlands not transferred pursuant to the Headwaters Agreement) to achieve maximum sustained yield. The SYP is subject to review and approval by the CDF, and there can be no assurance that the SYP will be approved in its proposed form. Until the SYP is reviewed and approved, Pacific Lumber is unable to predict the impact that these regulations will have on its future timber harvesting practices. It is possible that the results of the review and approval process could require Pacific Lumber to reduce its timber harvest in future years from the harvest levels set forth in the proposed SYP. Pacific Lumber believes it would be able to mitigate the effect of any required reduction in harvest level by acquisitions of additional timberlands (and making corresponding amendments to the SYP); however, there can be no assurance that Pacific Lumber would be able to do so and the amount of such acquisitions would be limited by Pacific Lumber's available financial resources. The Company is unable to predict the ultimate impact the sustained yield regulations will have on its future financial position, results of operations or liquidity.

          Various groups and individuals have filed objections with the CDF and the BOF regarding the CDF's and the BOF's actions and rulings with respect to certain of Pacific Lumber's THPs and other timber harvesting operations, and Pacific Lumber expects that such groups and individuals will continue to file such objections. In addition, lawsuits are pending or threatened which seek to prevent Pacific Lumber from implementing certain of its approved THPs or which challenge other operations by Pacific Lumber. These challenges have severely restricted Pacific Lumber's ability to harvest old growth timber on its property. To date, challenges with respect to Pacific Lumber's THPs relating to young growth timber and to its other operations have been limited; however, no assurance can be given as to the extent of such challenges in the future. The Company believes that environmentally focused challenges to its timber harvesting and other operations are likely to occur in the future, particularly with respect to virgin and residual old growth timber. Although such challenges have delayed or prevented Pacific Lumber from conducting a portion of its operations, they have not had a material adverse effect on Pacific Lumber's consolidated financial position, results of operations or liquidity. Nevertheless, it is impossible to predict the future nature or degree of such challenges or their ultimate impact on the consolidated financial position, results of operations or liquidity of Pacific Lumber, and in turn MGI and the Company.

          In early 1997, the Environmental Protection Agency ("EPA") entered into a consent decree agreeing to establish limits on sedimentation, temperature and other factors (i.e. non-point source total maximum daily loadings, "TMDL") under the Federal Clean Water Act for seventeen northern California rivers and certain of their tributaries, including rivers within Pacific Lumber's timberlands. The TMDL scheme will be primarily aimed at protecting fish habitat. It is impossible to predict the ultimate impact this consent decree will have on the consolidated financial position, results of operations or liquidity of Pacific Lumber, and in turn MGI and the Company.

          In June 1990, the USFWS designated the northern spotted owl as threatened under the ESA. The owl's range includes all of Pacific Lumber's timberlands. The ESA and its implementing regulations (and related California regulations) generally prohibit harvesting operations in which individual owls might be killed, displaced or injured or which result in significant habitat modification that could impair the survival of individual owls or the species as a whole. Since 1988, biologists have conducted inventory and habitat utilization studies of northern spotted owls on Pacific Lumber's timberlands. Pacific Lumber has developed and the USFWS has given its full concurrence to a northern spotted owl management plan (the "Federal Owl Plan"). The Federal Owl Plan, as amended from time to time, is currently applicable through 1999 and the USFWS expressed its agreement that operations consistent with the Federal Owl Plan would not result in the taking of any owls. Pacific Lumber has also developed a Spotted Owl Resource Plan (the "State Owl Plan"), and the California Department of Fish and Game has expressed its agreement that operations consistent with the State Owl Plan would not result in the taking of any owls. By incorporating the Federal Owl Plan or the State Owl Plan into each THP filed with the CDF, Pacific Lumber is able to expedite the approval time with respect to its THPs. The plaintiffs in the Marbled Murrelet action have requested and received injunctive relief with respect to certain THPs involving the Federal Owl Plan. See Item 3."Legal Proceedings--Pacific Lumber Litigation." Both federal and state agencies continue to review and consider possible additional regulations regarding the northern spotted owl. It is uncertain if such additional regulations will become effective or their ultimate content or impact on the Company.

          Laws, regulations and related judicial and administrative interpretations dealing with Pacific Lumber's operations are subject to change and new laws and regulations are frequently introduced concerning the California timber industry. From time to time, bills are introduced in the California legislature and the U.S. Congress which relate to the business of Pacific Lumber, including the protection and acquisition of old growth and other timberlands, endangered species, environmental protection, air and water quality, and the restriction, regulation and administration of timber harvesting practices. It is impossible to predict the content of any such bills, the likelihood of any of the bills passing or the impact of any of these bills on the future liquidity, consolidated financial position or operating results of the Company. Furthermore, any bills which are passed are subject to executive veto and court challenge. In addition to existing and possible new or modified statutory enactments, regulatory requirements and administrative and legal actions, the California timber industry remains subject to potential California or local ballot initiatives and evolving federal and California case law which could affect timber harvesting practices. It is impossible, however, to assess the effect of such matters on the Company's consolidated financial position, operating results or liquidity.

     HEADWATERS AGREEMENT

          On September 28, 1996, Pacific Lumber (on behalf of itself, its subsidiaries and affiliates) and MAXXAM (collectively, "the Pacific Lumber Parties") entered into the Headwaters Agreement with the United States and California. The Headwaters Agreement provides the framework for the acquisition by the United States and California of certain timberlands of Pacific Lumber.

          The Headwaters Agreement requires the parties to use their respective best, good faith efforts to achieve certain items (the "Specified Items"). The Specified Items include the transfer to the United States and California of approximately 5,600 acres of Pacific Lumber's timberlands commonly referred to as the Headwaters Forest and the Elk Head Springs Forest and related buffer zones (respectively, the "Headwaters Forest" and the "Elk Head Forest" and, collectively, the "Headwaters Timberlands"). A substantial portion of the Headwaters Timberlands consists of virgin old growth timberlands. Approximately 4,900 of these acres are owned by Salmon Creek. The remaining acreage is owned by Scotia Pacific (Pacific Lumber having harvesting rights on a portion of the acreage).

          The Headwaters Timberlands would be transferred in exchange for
(a) property and other consideration (possibly including cash) from both the United States and California having an aggregate fair market value of $300 million and (b) 7,755 acres of adjacent timberlands to be acquired by the United States and California from a third party (the "Elk River Timberlands"). The United States and California would also acquire and retain an additional 1,900 acres of timberlands from such third party. An additional Specified Item is the expedited development and submission by Pacific Lumber and processing by the United States of an incidental take permit ("Permit") to be based upon a habitat conservation plan for multiple species ("Multi-Species HCP") covering (a) the timberlands and timber harvesting rights which Pacific Lumber will own after consummation of the Headwaters Agreement (the "Resulting Pacific Lumber Timber Property") and (b) the Headwaters Timberlands and the 1,900 acres of Elk River Timberlands retained by the United States and California (both as conserved habitat). The agreement also requires expedited processing by California of an SYP covering the Resulting Pacific Lumber Timber Property. The Headwaters Agreement contains various provisions regarding the processing of the Multi-Species HCP, the Permit and the SYP. The Specified Items also require, among other things, dismissal with prejudice at closing of the Takings Litigation pending against the United States and California. See Item 3. "Legal Proceedings--Timber Harvesting Litigation." Pursuant to the Headwaters Agreement, the parties have stayed the Takings Litigation, subject to certain rights of the parties to terminate the stay.

          The Headwaters Agreement also requires the United States and/or California to provide to Pacific Lumber a list of property interests owned or controlled by the United States and/or California meeting certain conditions, including that they have a good faith estimated fair market value equal to or in excess of $300 million. On December 5, 1996, the United States and California each furnished a list of properties for Pacific Lumber's review and approval. Neither list was accompanied by the requisite background information, although both lists did indicate that additional information would be made available. The list of United States properties consisted of oil and gas interests in Kern County, California, approximately 3,000 acres of young growth timberlands in Humboldt, Mendocino and Trinity Counties in California, and surplus acreage next to a federal office building in Laguna Niguel, California.

          In February 1997, after full and careful consideration, Pacific Lumber notified California that its Presented Properties were not acceptable due to, among other things, various physical problems and encumbrances on the properties, certain properties having been withdrawn by the state and public opposition to the transfer of some of the properties. Pacific Lumber also advised California that it should proceed with the steps necessary to assure that California can provide cash for its portion of the consideration to be paid to Pacific Lumber. There have been ongoing discussions between the Pacific Lumber Parties and the United States regarding the properties or other consideration to be furnished by the United States.

          As part of the Headwaters Agreement, the Pacific Lumber Parties agreed to not enter the Headwaters Forest or the Elk Head Forest to conduct logging operations, including salvage logging (the "Moratorium"). The Moratorium was to terminate if by July 28, 1997 the parties had not achieved the Specified Items to their respective satisfaction. On March 11, 1997, the Pacific Lumber Parties agreed to amend the Headwaters Agreement to extend the period of time during which these closing conditions must be met to February 17, 1998. The extension is, however, subject to the achievement of certain milestones toward completion of the Headwaters Agreement. The parties have agreed to execute an amendment to the Headwaters Agreement evidencing these modifications.

          Closing of the Headwaters Agreement is subject to various conditions, including (a) completion of the Specified Items, (b) approval of a Multi-Species HCP and SYP and issuance of the Permit, each in form and substance satisfactory to Pacific Lumber, (c) the issuance by the Internal Revenue Service and the California Franchise Tax Board of closing agreements in form and substance sought by and satisfactory to the Pacific Lumber Parties, (d) the absence of a judicial decision in any litigation brought by third parties that any party reasonably believes will significantly delay or impair the transactions described in the Headwaters Agreement, and (e) approval by the boards of directors of the applicable Pacific Lumber Parties. The Headwaters Agreement also provides that the parties will cooperate and act in good faith to preserve diligently the Headwaters Agreement, the Multi-Species HCP, the Permit and the SYP against third party challenge. The parties to the Headwaters Agreement are working to satisfy these conditions; however, there can be no assurance that the Headwaters Agreement will be consummated.

ALUMINUM OPERATIONS

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" for cautionary information with respect to such forward-looking statements.

     GENERAL

          The Company owns 27,938,250 shares of the common stock of Kaiser, representing a 34.6% interest in Kaiser on a fully diluted basis. Kaiser operates in all principal aspects of the aluminum industry through its wholly owned subsidiary, Kaiser Aluminum & Chemical Corporation ("KACC") - the mining of bauxite, the refining of bauxite into alumina, the production of primary aluminum from alumina, and the manufacture of fabricated (including semi-fabricated) aluminum products. In addition to the production utilized by Kaiser in its operations, Kaiser sells significant amounts of alumina and primary aluminum in domestic and international markets. The following table sets forth total shipments and intracompany transfers of Kaiser's alumina, primary aluminum, and fabricated aluminum operations:



                                                      Years Ended December 31,
                                             -----------------------------------------
                                                  1996          1995          1994
                                             ------------- ------------- -------------
                                                       (In thousands of tons)
Alumina:
          Shipments to Third Parties               2,073.7       2,040.1       2,086.7
          Intracompany Transfers                     912.4         800.6         820.9
Primary Aluminum:
          Shipments to Third Parties                 355.6         271.7         224.0
          Intracompany Transfers                     128.3         217.4         225.1
Fabricated Aluminum Products:
          Shipments to Third Parties                 327.1         368.2         399.0




     SENSITIVITY TO PRICES AND HEDGING PROGRAMS

          Kaiser's earnings are sensitive to changes in the prices of alumina, primary aluminum and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. Primary aluminum prices have historically been subject to significant cyclical price fluctuations. During the period January 1, 1993 through December 31, 1996, the average midwest United States transaction price ("AMT Price") for primary aluminum has ranged from approximately $.50 to $1.00 per pound. For the week ended March 14, 1997, the AMT Price of primary aluminum was approximately $.81 per pound. Alumina prices as well as fabricated aluminum product prices which vary considerably among products) are significantly influenced by changes in the price of primary aluminum but generally lag behind primary aluminum price changes by up to three months.

               PRODUCTION OPERATIONS

          Kaiser's operations are conducted through KACC's decentralized business units which compete throughout the aluminum industry.

- The alumina business unit, which mines bauxite and obtains additional bauxite tonnage under long-term contracts, produced approximately 7% of world alumina produced in 1996 as reported by the International Primary Aluminium Institute ("IPAI"). During 1996, Kaiser's third party shipments of bauxite represented approximately 25% of bauxite mined. In addition, Kaiser's third party shipments of alumina represented approximately 73% of alumina produced. Kaiser's share of world alumina capacity as reported by the IPAI was approximately 6% in 1996.

- The primary aluminum products business unit operates two wholly owned domestic smelters and two foreign smelters in which Kaiser holds significant ownership interests. During 1996, Kaiser's third party shipments of primary aluminum represented approximately 75% of primary aluminum production. Kaiser's share of world primary aluminum capacity as reported by the IPAI was approximately 2% in 1996.

-    Fabricated aluminum products are manufactured by two business units
     -- flat-rolled products and engineered products. The products include heat-treated products, body, lid, and tab stock for beverage containers, sheet and plate products, screw machine stock, redraw rod, forging stock, truck wheels and hubs, air bag canisters, engine manifolds, and other castings, forgings and extruded products, which are manufactured at plants located in principal marketing areas of the United States and Canada. The aluminum utilized in Kaiser's fabricated products operations is comprised of primary aluminum, obtained both internally and from third parties, and scrap metal purchased from third parties.

          Alumina
          The following table lists Kaiser's bauxite mining and alumina refining facilities as of December 31, 1996:




                                                                      Annual
                                                                    Production      Total
                                                                     Capacity       Annual
                                                       Company     Available to   Production
        Activity           Facility      Location     Ownership    the Company     Capacity
----------------------- ------------- ------------- ------------- ------------- -------------
                                                                     (In thousands of tons)
Bauxite Mining          KJBC(1)       Jamaica            49.0%          4,500.0       4,500.0
                        Alpart(2)     Jamaica            65.0%          2,275.0       3,500.0
                                                                  ------------- -------------
                                                                        6,775.0       8,000.0
                                                                  ============= =============

Alumina Refining        Gramercy      Louisiana         100.0%          1,050.0       1,050.0
                        Alpart        Jamaica            65.0%            942.5       1,450.0
                        QAL(3)        Australia          28.3%            973.5       3,440.0
                                                                  ------------- -------------
                                                                        2,966.0       5,940.0
                                                                  ============= =============



------------

(1)  Although Kaiser owns 49% of Kaiser Jamaica Bauxite Company ("KJBC"), it has the right to receive all of such entity's output.
(2)  Alumina Partners of Jamaica ("Alpart") bauxite is refined into alumina at the
       Alpart refinery.
(3)  Queensland Alumina Limited ("QAL").



          Primary Aluminum Products
          The following table lists Kaiser's primary aluminum smelting facilities as of December 31, 1996:




                                                                   Annual
                                                                    Rated         Total
                                                                   Capacity       Annual         1996
                                                     Company     Available to     Rated       Operating
              Location                 Facility     Ownership    the Company     Capacity        Rate
----------------------------------- ------------- ------------- ------------- ------------- -------------
                                                                   (In thousands of tons)
Domestic
          Washington                Mead                100%            200.0         200.0       106%
          Washington                Tacoma              100%             73.0          73.0       100%
                                                                ------------- -------------
               Subtotal                                                 273.0         273.0
                                                                ------------- -------------
International
          Ghana                     Valco(1)             90%            180.0         200.0        68%
          Wales, United Kingdom     Anglesey(2)          49%             55.0         112.0       118%
                                                                ------------- -------------
               Subtotal                                                 235.0         312.0
                                                                ------------- -------------
               Total                                                    508.0         585.0
                                                                ============= =============



------------

(1)  Valco Aluminium Company Limited ("Valco")
(2)  Anglesey Aluminium Limited ("Anglesey")




          Fabricated Aluminum Products
          Kaiser manufactures and markets fabricated aluminum products for the transportation, packaging, construction, and consumer durables markets in the United States and abroad.

          Flat-Rolled Products. The flat-rolled product business unit, the largest of Kaiser's fabricated products businesses, operates the Trentwood sheet and plate mill at Spokane, Washington. The Trentwood facility is Kaiser's largest fabricating plant and accounted for approximately 63% of Kaiser's 1996 fabricated aluminum products shipments. The business unit supplies the aerospace and general engineering markets (producing heat treat products), the beverage container market (producing body, lid and tab stock), and the specialty coil markets (producing automotive brazing sheet, wheel, and tread products), both directly and through distributors.

          Engineered Products. The engineered products business unit is headquartered in Detroit, Michigan, and operates soft-alloy extrusion facilities in Los Angeles, California; Santa Fe Springs, California; Sherman, Texas; and London, Ontario, Canada; a cathodic protection business located in Tulsa, Oklahoma, that also extrudes both aluminum and magnesium; rod and bar facilities in Newark, Ohio, and Jackson, Tennessee, which produce screw machine stock, redraw rod, forging stock, and billet; and a facility in Richland, Washington, which produces seamless tubing in both hard and soft alloys for the automotive, other transportation, export, recreation, agriculture, and other industrial markets.

          The engineered products business unit also operates forging facilities at Erie, Pennsylvania; Oxnard, California; and Greenwood, South Carolina; a machine shop at Greenwood, South Carolina; and a casting facility in Canton, Ohio. The engineered components business unit is one of the largest producers of aluminum forgings in the United States and is a major supplier of high-quality forged parts to customers in the automotive, commercial vehicle and ordnance markets.

     COMPETITION

          Aluminum competes in many markets with steel, copper, glass, plastic and other materials. In recent years, plastic containers have increased and glass containers have decreased their respective shares of the soft drink sector of the beverage container market. Within the aluminum business, Kaiser competes with both domestic and foreign producers of bauxite, alumina and primary aluminum, and with domestic and foreign fabricators. Many of Kaiser's competitors have greater financial resources than Kaiser. Kaiser competes with most aluminum producers in the sale of primary aluminum. Primary aluminum and, to some degree, alumina are commodities with generally standard qualities, and competition in the sale of these commodities is based primarily upon price, quality and availability. Kaiser also competes with a wide range of domestic and international fabricators in the sale of fabricated aluminum products. Competition in the sale of fabricated products is based upon quality, availability, price and service, including delivery performance.

     PROFIT ENHANCEMENT AND COST REDUCTION INITIATIVE

          In October 1996, Kaiser established a goal of achieving significant cost reductions and profit improvements by the end of 1997, with the full effect planned to be realized in 1998 and beyond, measured against 1996 results. To achieve this goal, Kaiser plans reductions in production costs, decreases in corporate general and administrative expenses, and enhancements to product mix and volume throughput. There can be no assurance that the initiative will result in the desired cost reduction and other profit improvements.

     ENVIRONMENTAL AND ASBESTOS CONTINGENCIES

          Kaiser and KACC are subject to a number of environmental laws and regulations, to fines or penalties assessed for alleged breaches of the environmental laws and regulations, and to claims and litigation based upon such laws. KACC currently is subject to a number of lawsuits under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments Reauthorization Act of 1986 ("CERCLA"), and, along with certain other entities, has been named as a potentially responsible party for remedial costs at certain third-party sites listed on the National Priorities List under CERCLA. Based on Kaiser's evaluation of these and other environmental matters, Kaiser has established environmental accruals, primarily related to potential solid waste disposal and soil and groundwater remediation matters. At December 31, 1996, the balance of such accruals, which are primarily included in other noncurrent liabilities, was $33.3 million. Further, Kaiser believes it is reasonably possible that these costs could exceed the accrual by $24.0 million. While uncertainties are inherent in the final outcome of these environmental matters, and it is presently impossible to determine the actual costs that ultimately may be incurred, Kaiser believes that the resolution of such uncertainties should not have a material adverse effect on Kaiser's consolidated financial position, results of operations or liquidity. See Note 8 to Kaiser's Consolidated Financial Statements (attached as Exhibit 99.3 hereto) for further information regarding these contingencies.

          KACC is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with KACC or exposure to products containing asbestos produced or sold by KACC. The lawsuits generally relate to products KACC has not manufactured for at least 15 years. Based on past experience and reasonably anticipated future activity, and the advice of Wharton, Levin, Ehrmantraut, Klein & Nash, P.A. with respect to the current state of the law related to asbestos claims, at December 31, 1996 Kaiser has an accrual of $136.7 million, before consideration of insurance recoveries, for estimated asbestos-related costs for claims filed and estimated to be filed and settled through 2008.
Claims for recovery from some of KACC's insurance carriers are currently subject to pending litigation and other carriers have raised certain defenses, which have resulted in delays in recovering costs from the insurance carriers. The timing and amount of ultimate recoveries from these insurance carriers are dependent upon the resolution of these disputes. Kaiser believes, based on prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies, and the advice of Thelen, Marrin, Johnson & Bridges LLP with respect to applicable insurance coverage law relating to the terms and conditions of those policies, that substantial recoveries from the insurance carriers are probable. Accordingly, at December 31, 1996 an estimated aggregate insurance recovery of $109.8 million, determined on the same basis as the asbestos-related cost accrual, is recorded primarily in other assets.
While uncertainties are inherent in the final outcome of these asbestos matters and it is presently impossible to determine the actual costs that ultimately may be incurred and insurance recoveries that will be received, Kaiser believes that, based on the factors discussed above and the information in Note 8 to Kaiser's Consolidated Financial Statements (attached as Exhibit 99.3 hereto) the resolution of asbestos-related uncertainties and the incurrence of asbestos-related costs net of related insurance recoveries should not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

     MISCELLANEOUS

          Kaiser is actively pursuing opportunities to grow in targeted areas of its portfolio, by internal investment and by acquisition, both domestically and internationally, including developing its micromill technology and pursuing international investments. For further information concerning these matters and the business and financial condition of Kaiser, see Note 4 to Kaiser's Consolidated Financial Statements and
Exhibit 99.3 to this report (the consolidated financial statements thereto of Kaiser for the fiscal year ended December 31, 1996) as well as Kaiser's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. Such Exhibit and Form 10-K are available at no charge by writing to the following address: Kaiser Aluminum Corporation, Shareholder Services Department, 5847 San Felipe, Suite 2600, P.O. Box 572887, Houston, Texas 77257-2887.

ITEM 2.        PROPERTIES

          A description of the Company's properties is included under Item 1 above.

ITEM 3.        LEGAL PROCEEDINGS

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" for cautionary information with respect to such forward-looking statements.

     TIMBER HARVESTING LITIGATION

          Various actions, similar to each other, have been filed against MGI, Pacific Lumber and its subsidiaries, MAXXAM, various state officials and others, alleging, among other things, violations of the Forest Practice Act, CEQA, ESA, CESA and/or related regulations. These actions seek to prevent Pacific Lumber and its subsidiaries from harvesting certain of their THPs and conducting certain other timber operations.

          On September 15, 1995, an action entitled Marbled Murrelet, et al. v. Bruce Babbitt, et al. (No. C-95-3261) (the "Marbled Murrelet action") was filed in the U.S. District Court for the Northern District of California. This action relates to, among other things, exemptions for forest health which Pacific Lumber and its subsidiaries had previously filed covering their entire timberlands. These exemptions allow Pacific Lumber to harvest dead, dying or diseased trees ("exempt harvesting operations"). As amended, the complaint alleges, among other things, violations of the ESA, the National Environmental Protection Act ("NEPA") and the Administrative Procedures Act ("APA"). Plaintiffs claim, among other things, that the exempt harvesting operations will contribute to the destruction of habitat for the marbled murrelet and the northern spotted owl. After the U.S. Ninth Circuit Court of Appeals reversed a preliminary injunction granted by the trial court enjoining the exempt harvesting operations, the plaintiffs asked for leave to amend their pleadings. On April 3, 1996, the trial court granted a preliminary injunction preventing harvesting on eight already-approved THPs to the extent that they rely on the Federal Owl Plan. In addition to appealing the preliminary injunction, Pacific Lumber has obtained regulatory reapproval of seven of the eight enjoined THPs without reliance on the Federal Owl Plan and has, to date, confirmed with the trial court that six of those THPs are no longer subject to the preliminary injunction. On November 4, 1996, the U.S. Ninth Circuit Court of Appeals heard oral arguments concerning Pacific Lumber's appeal but has not yet rendered a decision on this matter. In January 1997, the trial court dismissed plaintiffs' claims that Pacific Lumber had and was causing "takes" of the marbled murrelet and northern spotted owl.

          On November 15, 1996, an action entitled Redway Forest Defense, et al. v. CDF, et al. (No. 96CP0856; the "Redway action") was filed against Pacific Lumber and others in the Superior Court of Humboldt County, California. This action seeks to overturn the CDF's approval of THP 96-036 which permits harvesting of approximately 63 acres of primarily old growth timber. The action alleges, among other things, violations of CEQA relating primarily to salmon fisheries.

          The Company does not believe the matters described above will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. See "Business--Forest Products Operations--Regulatory and Environmental Factors" above for a description of regulatory and similar matters which could affect Pacific Lumber's timber harvesting practices and future operating results.

          The EPIC, et al. v. California State Board of Forestry, et al. (No. 91CP244) action in the Superior Court of Humboldt County, filed by the Sierra Club and the Environmental Protection Information Center ("EPIC") in 1991, relates to a THP for approximately 237 acres of virgin old growth timber. After the Superior Court reversed the BOF's approval of this THP, certain modifications were made to the THP, which was then unanimously approved by the BOF. The Superior Court later issued judgment in favor of Pacific Lumber. On appeal, the Court of Appeal in October 1993 affirmed the trial court's judgment approving harvesting under this THP. In April 1993, EPIC filed another action with respect to this THP entitled EPIC, Marbled Murrelet, et al. v. Bruce Babbitt, Secretary, Department of Interior, et al. (No. C93-1400) (the "EPIC action") in the U.S. District Court for the Northern District of California, alleging an unlawful "taking" of the marbled murrelet under the ESA. In February 1995, the Court ruled that the area covered by the THP is occupied by the marbled murrelet and permanently enjoined implementation of the THP in order to protect the marbled murrelet. Upon appeal, the U.S. Ninth Circuit Court of Appeals affirmed the District Court's decision. Pacific Lumber subsequently appealed the matter to the U.S. Supreme Court, but on February 19, 1997, the U.S. Supreme Court ruled that it would not consider Pacific Lumber's appeal. In March 1997, Pacific Lumber paid approximately $1.4 million in legal fees which the trial court had awarded to the plaintiffs.

          On April 22, 1996, Salmon Creek filed a lawsuit entitled Salmon Creek Corporation v. California State Board of Forestry, et al. (No. 96CS01057) in the Superior Court of Sacramento County. This action seeks to overturn the BOF's decision denying approval of a THP for approximately 8 acres of virgin old growth timber in the Headwaters Forest. Salmon Creek seeks a court order requiring approval of the THP so that it may harvest in accordance with the THP. Salmon Creek also seeks constitutional "just compensation" damages to the extent that its old growth timber within and surrounding the THP has been "taken" by reason of this regulatory denial and previous actions of governmental authorities. In addition, on May 7, 1996, Pacific Lumber, Scotia Pacific and Salmon Creek filed a lawsuit entitled The Pacific Lumber Company, et al. v. The United States of America (No. 96-257L) in the United States Court of Federal Claims. The suit alleges that the federal government has "taken" over 3,800 acres of Pacific Lumber's old growth timberlands (including the Headwaters Forest) through its application of the ESA. Pacific Lumber, Scotia Pacific and Salmon Creek seek constitutional "just compensation" damages for the taking of these timberlands by the federal government's actions. The Court in each of these actions (collectively, the "Takings Litigation") has granted the parties' agreed motions to stay the actions pursuant to the Headwaters Agreement. These actions would be dismissed if the Headwaters Agreement is consummated. See Item 1. "Business--Forest Products Operations--Headwaters Agreement" for a description of the Headwaters Agreement.

     ZERO COUPON NOTE LITIGATION

          In April 1989, an action was filed against MGI, MAXXAM, MAXXAM Properties Inc., a wholly owned subsidiary of MGI ("MPI"), and certain of MAXXAM's directors in the Court of Chancery of the State of Delaware, entitled Progressive United Corporation v. MAXXAM Inc., et al. (No. 10785). Plaintiff purports to bring this action as a stockholder of MAXXAM derivatively on behalf of MAXXAM and MPI. In May 1989, a second action containing substantially similar allegations was filed in the Court of Chancery of the State of Delaware, entitled Wolf v. Hurwitz, et al. and the two cases were consolidated (under case No. 10785; collectively, the "Zero Coupon Note actions"). The Zero Coupon Note actions relate to a Put and Call Agreement entered into between MPI and Mr. Charles Hurwitz (Chairman of the Board of the Company, MGI, MAXXAM and MPI), as well as a predecessor agreement (the "Prior Agreement"). Among other things, the Put and Call Agreement provided that Mr. Hurwitz had the option (the "Call") to purchase from MPI certain notes (or MAXXAM's common stock into which they were converted) for $10.3 million. In July 1989, Mr. Hurwitz exercised the Call and acquired 990,400 shares of MAXXAM's common stock. The Zero Coupon Note actions generally allege that in entering into the Prior Agreement Mr. Hurwitz usurped a corporate opportunity belonging to MAXXAM, that the Put and Call Agreement constituted a waste of corporate assets of MAXXAM and MPI, and that the defendant directors breached their fiduciary duties in connection with these matters. Plaintiffs seek to have the Put and Call Agreement declared null and void, among other remedies.

     USAT MATTER

          In January 1995, an action entitled U.S., ex rel., Martel v. Hurwitz, et al. (the "Martel action") was filed in the U.S. District Court for the Northern District of California (No. C950322) against MGI, MAXXAM and others. This action is purportedly brought by plaintiff on behalf of the U.S. government; however, the U.S. government has declined to participate in the suit. The suit alleges that defendants made false statements and claims in violation of the Federal False Claims Act in connection with United Savings Association of Texas ("USAT"). Plaintiff alleges, among other things, that defendants used the federally insured assets of USAT to acquire junk bonds from Michael Milken and Drexel, Burnham, Lambert Inc. ("Drexel") and that, in exchange, Mr. Milken and
Drexel arranged financing for defendants' various business ventures, including the acquisition of MGI. Plaintiff alleges that USAT became insolvent in 1988 and that defendants should be required to pay $1.6 billion (subject to trebling) to cover USAT's losses. MGI's alleged portion of such damages has not been specified. Plaintiff seeks, among other things, that the Court impose a constructive trust upon the fruits of the alleged improper use of USAT funds. In August 1996, the Court transferred this matter to the U.S. District Court for the Southern District of Texas in which court the Federal Deposit Insurance Corporation has brought another action arising out of the USAT matter. The parties are awaiting a ruling or hearing on defendants' motion to dismiss. The Company believes this matter should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

     OTHER LITIGATION MATTERS

          Kaiser is involved in significant legal proceedings, including environmental and asbestos litigation. See Item 1. "Business--Aluminum Operations--Environmental and Asbestos Contingencies" and "--
Miscellaneous".

          The Company is involved in other claims, lawsuits and other proceedings. While uncertainties are inherent in the final outcome of such matters and it is presently impossible to determine the actual costs that ultimately may be incurred, management believes that the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

                                  PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS

          All of the Company's common stock is owned by MAXXAM. Accordingly, the Company's common stock is not traded on any stock exchange and has no established public trading market. Since its formation on November 4, 1996, the Company has not declared or paid any cash dividends on its common stock. As of December 31, 1996, approximately $0.5 million of dividends could be paid by the Company. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Financial Condition and Investing and Financing Activities" and Note 5 to the Consolidated Financial Statements appearing in Item 8.

          The 11-1/4% Senior Secured Notes due 2003 of MGI (the "MGI Senior Notes") and the 12-1/4% Senior Secured Discount Notes due 2003 of MGI (the "MGI Discount Notes," which, together with the MGI Senior Notes, are referred to collectively as the "MGI Notes") are secured by a pledge of 27,938,250 million common shares of Kaiser that are owned by the Company. The 12% Senior Secured Notes due 2003 of the Company (the "MGHI Notes") are secured by the common stock of MGI. Furthermore, the Company has agreed to pledge up to 16,055,000 of the Pledged Kaiser Shares as security for the MGHI Notes should they be released from the pledges for the MGI Notes due to an early retirement of the MGI Notes (other than by reason of a refinancing). See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition and Investing and Financing Activities" and Note 5 to the Consolidated Financial Statements appearing in Item 8.

          On December 23, 1996, the Company consummated the $130.0 million offering of the MGHI Notes The MGHI Notes were guaranteed on a senior, unsecured basis by MAXXAM. The principal underwriters for this offering were Bear, Stearns & Co. Inc. and Donaldson, Lufkin & Jenrette Securities Corporation (the "Initial Purchasers"). The MGHI Notes were sold for cash (at 100% of principal amount) and the aggregate discount of the Initial Purchasers was $3,575,000. Sales were made to Qualified Institutional Buyers ("QIBs") in reliance on Rule 144A under the Securities Act of 1933 (the "Securities Act") and to a limited number of Institutional Accredited Investors (as defined under Rule 501(a)(1),(2),(3), or (7) under the Securities Act), that prior to their purchase of MGHI Notes, delivered to the Initial Purchasers a letter containing, among other things, certain representations from prospective Institutional Accredited Investors. This reliance was based on the Initial Purchasers' knowledge of the QIBs and the representation letters received from the Institutional Accredited Investors. On December 24, 1996, the Company and MAXXAM filed a Form S-4 Registration Statement relating to an exchange offer pursuant to which the MGHI Notes could be exchanged for registered notes containing substantially identical terms. The Form S-4 Registration Statement was declared effective on January 8, 1997, and the exchange offer was consummated on February 11, 1997.

ITEM 6.        SELECTED FINANCIAL DATA

          Not applicable.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

BACKGROUND

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" for cautionary information with respect to such forward-looking statements.

          The Company was formed on November 4, 1996, to facilitate the offering of the $130.0 million aggregate principal amount of the MGHI
Notes. Subsequent to its formation, the Company received, as a capital contribution from MAXXAM, 100% of the capital stock of MGI and the Pledged Kaiser Shares representing a 34.6% interest in Kaiser on a fully diluted basis. The contribution of MGI's capital stock has been accounted for as a reorganization of entities under common control, which requires the Company to record the assets and liabilities of MGI at MAXXAM's historical cost. Accordingly, the Company is the successor entity to MGI and as such, the accompanying financial statements of the Company reflect both the historical operating results of MGI and MAXXAM's purchase accounting adjustments which principally relate to MGI's timber and depreciable assets. The purchase accounting adjustments arose from MAXXAM's acquisition of MGI in May 1988. The contribution of the Pledged Kaiser Shares has been reflected in the Consolidated Financial Statements of the Company as if such contribution occurred as of the beginning of the earliest period presented at MAXXAM's historical cost using the equity method of accounting. The Pledged Kaiser Shares serve as security for the MGI Notes. The common stock of MGI serves as security for the MGHI Notes.
Furthermore, the Company has agreed to pledge up to 16,055,000 of the Pledged Kaiser Shares as security for the MGHI Notes should they be released from the pledge for the MGI Notes due to an early retirement (except by reason of a refinancing of the MGI Notes).

          The Company's wholly owned subsidiary, MGI, and MGI's principal operating subsidiaries, Pacific Lumber and Britt are engaged in forest products operations. MGI's business is seasonal in that the forest products business generally experiences lower first quarter sales due largely to the general decline in construction-related activity during the winter months. The following should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto appearing in Item 8.

          Old growth trees constitute Pacific Lumber's principal source of upper grade redwood lumber. Due to the severe restrictions on Pacific Lumber's ability to harvest virgin old growth timber on its property, Pacific Lumber's supply of upper grade lumber has decreased in some premium product categories. Furthermore, logging costs have increased primarily due to the harvest of smaller diameter logs and compliance with environmental regulations relating to the harvesting of timber and litigation costs incurred in connection with certain THPs filed by Pacific Lumber. Pacific Lumber has been able to lessen the impact of these factors by augmenting its production facilities to increase its recovery of upper grade lumber from smaller diameter logs and by increasing production capacity for manufactured upper grade lumber products through its end and edge glue facility (which was expanded during 1994). At this facility, knot-free pieces of lumber are assembled into wider or longer pieces. This manufactured lumber results in a significant increase in lumber recovery and produces a standard size upper grade product which is sold at a premium price compared to common grade products of similar dimensions. Pacific Lumber has also increased shipments of air seasoned, primed and specialty cut lumber which are examples of value-added products. Additionally, Pacific Lumber has instituted a number of measures at its sawmills during the past several years designed to enhance the efficiency of its operations, such as expansion of its manufactured lumber facilities and other improvements in lumber recovery, automated lumber handling and the modification of its production scheduling to maximize cogeneration power revenues, and installation of a lumber remanufacturing facility at its Fortuna lumber mill. However, unless Pacific Lumber is able to sustain the harvest level of old growth trees, Pacific Lumber expects that its production of premium upper grade lumber products will decline and that its manufactured lumber products will constitute a higher percentage of its shipments of upper grade lumber products. See also "--Trends" and Item 1. "Business--Forest Products Operations--Regulatory and Environmental
Factors."

          The Company follows the equity method of accounting for its investment in Kaiser. Kaiser is a fully integrated producer and marketer of alumina, primary aluminum and fabricated aluminum products. Kaiser's common stock is publicly traded on the New York Stock Exchange under the trading symbol "KLU." As described in Note 1, the Company and MAXXAM are entities under common control; accordingly, the Company has recorded its investment in Kaiser at MAXXAM's historical cost. During the first quarter of 1993, losses exhausted Kaiser's equity with respect to its common stockholders. The Company recorded its equity share of such losses in January 1993 up to the amount of its investment in the Pledged Kaiser Shares. Since January 1993, cumulative losses with respect to the results of operations attributable to Kaiser's common stockholders have exceeded cumulative earnings. The Company is under no obligation to provide any economic support to Kaiser, and accordingly, has not recorded any amounts attributable to its equity in Kaiser's results of operations for any period subsequent to January 1993. The Company will not record its equity in Kaiser's results of operations until such time as future earnings exceed the cumulative losses incurred. See Note 4 to the Consolidated Financial Statements for further information, including summarized financial information of Kaiser.

     RESULTS OF OPERATIONS

          The following table presents selected operational and financial information for the years ended December 31, 1996, 1995 and 1994.




                                                    Years Ended December 31,
                                           -----------------------------------------
                                                1996          1995          1994
                                           ------------- ------------- -------------
                                                    (In millions of dollars,
                                                  except shipments and prices)
Shipments:
     Lumber: (1)
          Redwood upper grades                      49.7          46.5          52.9
          Redwood common grades                    229.6         216.7         218.4
          Douglas-fir upper grades                  10.6           7.4           8.6
          Douglas-fir common grades                 74.9          64.6          54.2
          Other                                     17.2          11.4          12.1
                                           ------------- ------------- -------------
               Total lumber                        382.0         346.6         346.2
                                           ============= ============= =============
     Logs (2)                                       20.1          12.6          17.7
                                           ============= ============= =============
     Wood chips (3)                                208.9         214.0         210.3
                                           ============= ============= =============

Average sales price:
     Lumber: (4)
          Redwood upper grades             $       1,380 $       1,495 $       1,443
          Redwood common grades                      511           477           460
          Douglas-fir upper grades                 1,154         1,301         1,420
          Douglas-fir common grades                  439           392           444
     Logs (4)                                        477           440           615
     Wood chips (5)                                   76           102            83

Net sales:
     Lumber, net of discount               $       234.1 $       211.3 $       216.5
     Logs                                            9.6           5.6          10.9
     Wood chips                                     15.8          21.7          17.4
     Cogeneration power                              3.3           2.5           3.5
     Other                                           1.8           1.5           1.3
                                           ------------- ------------- -------------
          Total net sales                  $       264.6 $       242.6 $       249.6
                                           ============= ============= =============
Operating income                           $        73.0 $        74.3 $        79.1
                                           ============= ============= =============
Operating cash flow (6)                    $       100.2 $        99.6 $       103.8
                                           ============= ============= =============
Income before income taxes and
     extraordinary item                    $         5.9 $         5.9 $        16.1
                                           ============= ============= =============
Net income                                 $         6.2 $         4.2 $         4.4
                                           ============= ============= =============



------------

(1)  Lumber shipments are expressed in millions of board feet.
(2)  Log shipments are expressed in millions of feet, net Scribner scale.
(3)  Wood chip shipments are expressed in thousands of bone dry units of 2,400 pounds.
(4)  Dollars per thousand board feet.
(5)  Dollars per bone dry unit.
(6)  Operating income before depletion and depreciation, also referred to as "EBITDA."




          Net sales
          Net sales for 1996 increased compared to 1995 principally due to higher lumber shipments in all categories and higher average realized prices for common grade lumber. Partially offsetting these improvements were lower average realized prices for upper grade redwood lumber and wood chips. Shipments of fencing and other value-added common lumber products from the Company's new remanufacturing facility were a contributing factor in the improved redwood common lumber realizations.

          Net sales for 1995 decreased compared to 1994. Decreased shipments of upper grade redwood lumber, lower average realized prices for common grade Douglas-fir lumber and logs, decreased shipments of logs and redwood common lumber and lower sales of electrical power were largely offset by increased shipments of common grade Douglas-fir lumber, increased sales of wood chips and higher average realized prices for both common and upper grades of redwood lumber.

          Operating income
          Operating income, after excluding from 1995 cost of sales a $1.5 million settlement of business interruption insurance claims related to an April 1992 earthquake, increased in 1996 due to the increase in net sales discussed above. Increases in costs of goods sold reflect both the impact of additional manufacturing costs attributable to the increased shipments of manufactured lumber products, higher shipments of lower margin lumber and the increasing cost of regulatory compliance for the Company's timber harvesting operations.

          Operating income for 1995 decreased compared to 1994. This decrease was primarily due to the higher cost and lower sales of lumber, logs and electrical power, partially offset by increased sales and margins on wood chips. Cost of lumber sales for 1995 was unfavorably impacted by higher purchases of logs from third parties, partially offset by improved sawmill productivity.

          Income before income taxes and extraordinary item
          Income before income taxes for 1996 was basically flat as compared to 1995. Income before income taxes and extraordinary item decreased for 1995 as compared to 1994. This decrease was primarily due to lower investment, interest and other income and the decrease in operating income. Investment, interest and other income for 1995 includes net gains on marketable securities of $4.2 million. Investment, interest and other income for 1994 includes the receipt of a franchise tax refund of $7.2 million (as described in Note 11 to the Consolidated Financial Statements) and net gains on marketable securities of $1.7 million.

          Credit (provision) in lieu of income taxes
          The credit in lieu of income taxes for 1996 includes a benefit of $2.3 million relating to the refund of taxes previously paid in connection with a settlement of certain federal income tax matters in 1996. The credit in lieu of income taxes for 1994 includes a credit relating to reserves the Company no longer believes are necessary.

          Extraordinary item
          The litigation settlement in the second quarter of 1994 (as described in Note 8 to the Consolidated Financial Statements) resulted in an extraordinary loss of $14.9 million, net of related income taxes of $6.3 million. The extraordinary loss consists of Pacific Lumber's $14.8 million cash payment to the settlement fund, a $2.0 million accrual for additional contingent claims and $4.4 million of related legal fees.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" for cautionary information with respect to such forward-looking statements.

          Financing Activities and Liquidity
          Parent Company. The Company was formed on November 4, 1996 to facilitate the offering of the MGHI Notes. Net proceeds of $125.0 million received from the offering of the MGHI Notes were loaned to MAXXAM pursuant to an intercompany note (the "MAXXAM Note") which is pledged to secure the MGHI Notes. The Pledged Kaiser Shares contributed by MAXXAM to the Company are pledged as security for the 11-1/4% MGI Senior Secured Notes due 2003 and the 12-1/4% MGI Senior Secured Discount Notes due 2003 (collectively, the
"MGI Notes"). Furthermore, the Company has agreed to pledge up to 16,055,000 of such Pledged Kaiser Shares as security for the MGHI Notes should the pre-existing pledge be released due to an early retirement (except by reason of a refinancing) of the MGI Notes. The MAXXAM Note bears interest at the rate of 11% per annum (payable semi-annually on the interest payment dates applicable to the MGHI Notes) and matures in 2003. Pursuant to the terms of the MAXXAM Note, MAXXAM is entitled to defer the payment of interest on the MAXXAM Note on any interest payment date to the extent that the Company has sufficient available funds to satisfy its obligations on the MGHI Notes on such date. Any such deferred interest will be added to the principal amount of the MAXXAM Note and will be payable at maturity. The Company's ability to service its indebtedness will be largely dependent on interest payments from MAXXAM, and to a considerably lesser extent, dividends received from MGI. The MGI Indenture contains various covenants which, among other things, restrict the ability of MGI to incur additional indebtedness and liens, to engage in transactions with affiliates, to pay dividends and to make investments. As of December 31, 1996, under the MGI Indenture, approximately $0.5 million of dividends could be paid by MGI. MGI paid an aggregate of $3.9 million and $4.8 million in dividends during 1996 and 1995, respectively. MGI paid no dividends in 1994. Except for a portion of possible proceeds from the Headwaters Agreement, the Company does not expect to receive a significant amount of cash dividends from MGI for the next several years.

          The MGHI Notes are senior indebtedness of the Company; however, they are effectively subordinated to the liabilities of the Company's subsidiaries, which include the Timber Notes, the Pacific Lumber Senior Notes and the MGI Notes. Moreover, creditors of MGI's subsidiaries have priority with respect to the assets, cash flows and earnings of such subsidiaries over the claims of the creditors of MGI, including the holders of the MGI Notes. As of December 31, 1996, the indebtedness of the subsidiaries reflected on the Company's Consolidated Balance Sheet was $776.0 million, of which $204.2 was attributable to the MGI Notes, $235.0 million was attributable to the Pacific Lumber Senior Notes and $336.1 million was attributable to the Timber Notes.

          The indenture governing the MGHI Notes contains various covenants which, among other things, restrict the ability of the Company to incur additional indebtedness and liens, engage in transactions with affiliates, pay dividends and make investments. Except for a portion of possible proceeds from the Headwaters Agreement (see Item 1. "Business--Forest Products Operations--Headwaters Agreement"), the Company does not expect to pay any dividends during the next several years.

          MGI. Substantially all of MGI's consolidated assets are owned by Pacific Lumber and a significant portion of Pacific Lumber's consolidated assets are owned by Scotia Pacific. Moreover, Pacific Lumber is dependent upon Scotia Pacific for a substantial portion of its log requirements. The holders of the Timber Notes have priority over the claims of creditors of Pacific Lumber with respect to the assets and cash flows of Scotia Pacific, and the holders of the Pacific Lumber Senior Notes have priority over the claims of creditors of MGI with respect to the assets and cash flows of Pacific Lumber. In the event Scotia Pacific's cash flows are not sufficient to generate distributable funds to Pacific Lumber, Pacific Lumber would effectively be precluded from distributing funds to MGI, and MGI's ability to pay interest on the MGI Notes and its other indebtedness would also be materially impaired. MGI is dependent upon its existing cash resources and dividends from Pacific Lumber and Britt to meet its financial and debt service obligations as they become due. The Company expects that Pacific Lumber will provide a major portion of MGI's future operating cash flow.

          The indentures governing the Pacific Lumber Senior Notes, the Timber Notes (the "Timber Note Indenture") and Pacific Lumber's revolving credit agreement (the "Pacific Lumber Credit Agreement") contain various covenants which, among other things, limit the ability to incur additional indebtedness and liens, to engage in transactions with affiliates, to pay dividends and to make investments. Pacific Lumber can pay dividends in an amount that is generally equal to 50% of Pacific Lumber's consolidated net income plus depletion and cash dividends received from Scotia Pacific, exclusive of the net income and depletion of Scotia Pacific as long as any Timber Notes are outstanding. During the years ended December 31, 1996, 1995 and 1994, Pacific Lumber paid an aggregate of $20.5 million, $22.0 million and $24.5 million of dividends, respectively. As of December 31, 1996, under the most restrictive of these covenants, approximately $17.2 million of dividends could be paid by Pacific Lumber. Additionally, Britt paid dividends of $6.0 million, $6.0 million and $1.8 million, for the years ended December 31, 1996, 1995 and 1994, respectively, and as of December 31,1996, Britt could pay approximately $4.1 million of dividends.

          As of December 31, 1996, MGI (excluding Pacific Lumber and its subsidiary companies) had cash and marketable securities of approximately $77.8 million. MGI believes, although there can be no assurance, that the aggregate dividends which will be available to it from Pacific Lumber and Britt, during the period in which cash interest will not be payable on the MGI Discount Notes, will exceed MGI's cash interest payments on the MGI Senior Notes. When cash interest payments on the MGI Discount Notes commence on February 1, 1999, MGI believes that it should be able to make such cash interest payments out of its then existing cash resources and from cash expected to be available to it from Pacific Lumber and Britt.

          Pacific Lumber. During the years ended December 31, 1996, 1995 and 1994, Pacific Lumber's operating income before depletion and depreciation ("operating cash flow") amounted to $93.9 million, $90.5 million and $95.9 million, respectively, which exceeded interest expense in respect of all of its indebtedness in those years by $39.5 million, $35.0 million and $39.8 million, respectively. Pacific Lumber is dependent upon Scotia Pacific for the logs from which it generates a substantial portion of its operating cash flow. The Company believes that Pacific Lumber's level of operating cash flow and available sources of financing will enable it to meet its working capital and capital expenditure requirements for the next year. With respect to long-term liquidity, the Company believes that Pacific Lumber's ability to generate sufficient levels of cash from operations, and its ability to obtain both short and long-term financing should provide sufficient funds to meet its working capital and capital expenditure requirements.

          Under the terms of the Timber Note Indenture, Scotia Pacific will not have available cash for distribution to Pacific Lumber unless Scotia Pacific's cash flow from operations exceeds the amounts required by the Timber Note Indenture to be reserved for the payment of current debt service (including interest, principal and premiums) on the Timber Notes, capital expenditures and certain other operating expenses. Once appropriate provision is made for current debt service on the Timber Notes and expenditures for operating and capital costs, and in the absence of certain Trapping Events (as defined in the Timber Note Indenture) or outstanding judgments, the Timber Note Indenture does not limit monthly distributions of available cash from Scotia Pacific to Pacific Lumber. Accordingly, once Scotia Pacific's debt service, operating and capital expenditure requirements have been met, substantially all of Scotia Pacific's available cash is periodically distributed to Pacific Lumber. Scotia Pacific paid $76.9 million, $59.0 million and $88.9 million of dividends to Pacific Lumber during the years ended December 31, 1996, 1995 and 1994, respectively.

          Borrowings under the Pacific Lumber Credit Agreement, which expires on May 31, 1999, are secured by Pacific Lumber's trade receivables and inventories, with interest currently computed at the bank's reference rate plus 1-1/4% or the bank's offshore rate plus 2-1/4%. The Pacific Lumber Credit Agreement provides for borrowings of up to $60.0 million, of which $15.0 million may be used for standby letters of credit and $30.0 million is restricted to acquisitions of timberlands. Borrowings made pursuant to the portion of the credit facility restricted to timberland acquisitions would also be secured by the purchased timberlands. As of December 31, 1996, $47.0 million of borrowings was available under the Pacific Lumber Credit Agreement, of which $4.7 million was available for letters of credit and $30.0 million was restricted to timberland acquisitions. No borrowings were outstanding as of December 31, 1996, and letters of credit outstanding amounted to $10.3 million. The Pacific Lumber Credit Agreement contains covenants substantially similar to those contained in the indenture governing the Pacific Lumber Senior Notes.

          Consolidated. As of December 31, 1996, the Company had consolidated working capital of $133.3 million and long-term debt of $859.8 million (net of current maturities and restricted cash deposited in a liquidity account for the benefit of the holders of the Timber Notes) as compared to $126.2 million and $732.9 million, respectively, at December 31, 1995. The increase in long-term debt was primarily due to the Company's offering of $130.0 million principal amount of the MGHI Notes partially offset by principal payments on the Timber Notes. The Company and its subsidiaries anticipate that cash from operations, including the cash interest payments received from MAXXAM pursuant to the MAXXAM Note, together with existing cash, marketable securities and available sources of financing, will be sufficient to fund their working capital and capital expenditure requirements for the next year. With respect to their long-term liquidity, the Company and its subsidiaries believe that their existing cash and cash equivalents, together with their ability to generate sufficient levels of cash from operations and their ability to obtain both short and long-term financing, should provide sufficient funds to meet their working capital and capital expenditure requirements. However, due to their highly leveraged condition, the Company and its subsidiaries are more sensitive than less leveraged companies to factors affecting their operations, including governmental regulation affecting timber harvesting practices (see "--Trends" below), increased competition from other lumber producers or alternative building products and general economic conditions.

          Investing Activities
          Capital expenditures during 1994 - 1996 were made to improve production efficiency, reduce operating costs and, to a lesser degree, acquire additional timberlands. The Company's consolidated capital expenditures were $15.2 million, $9.9 million and $11.3 million for the years ended December 31, 1996, 1995 and 1994, respectively. Capital expenditures, excluding expenditures for timberlands, are expected to be $12.0 million in 1997 and are estimated to be between $10.0 million and $15.0 million per year for the 1998 - 1999 period. Pacific Lumber may purchase additional timberlands from time to time as appropriate opportunities arise, and such purchases could exceed the historically modest levels of such acquisitions.

TRENDS

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" for cautionary information with respect to such forward-looking statements.

          MGI's forest products operations are primarily conducted by Pacific Lumber. Pacific Lumber's operations are subject to a variety of California and federal laws and regulations dealing with timber harvesting, endangered species and critical habitat, and air and water quality.
Moreover, these laws and regulations are modified from time to time and are subject to judicial and administrative interpretation. Compliance with such laws, regulations and judicial and administrative interpretations, together with the cost of litigation incurred in connection with certain timber harvesting operations of Pacific Lumber, have increased the cost of logging operations. Pacific Lumber is subject to certain pending matters which could have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. There can be no assurance that these pending matters or future governmental regulations, legislation or judicial or administrative decisions would not materially and adversely affect the Company. See Item 1. "Business--Forest Products Operations--Regulatory and Environmental Factors"; Item 3. "Legal Proceedings--Timber Harvesting Litigation" and Notes 9 and 10 to the Consolidated Financial Statements for further information regarding regulatory and environmental factors affecting Pacific Lumber's operations. See also Item 1. "Business--Headwaters Agreement" for the recent agreement to extend the Headwaters Agreement to February 17, 1998.

     Judicial or regulatory actions adverse to Pacific Lumber, increased regulatory delays and inclement weather in northern California, independently or collectively, could impair Pacific Lumber's ability to maintain adequate log inventories and force Pacific Lumber to temporarily idle or curtail operations at certain lumber mills from time to time.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholder and Board of Directors of MAXXAM Group Holdings Inc.:

          We have audited the accompanying consolidated balance sheets of MAXXAM Group Holdings Inc. (a Delaware corporation and a wholly owned subsidiary of MAXXAM Inc.) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, cash flows and stockholder's deficit for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MAXXAM Group Holdings Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

          Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in Item 14(a)(2) of this Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                   ARTHUR ANDERSEN LLP


San Francisco, California
January 24, 1997

                MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET
                         (In thousands of dollars)




                                                                                                   December 31,
                                                                                           ---------------------------
                                                                                                1996          1995
                                                                                           ------------- -------------
                                          ASSETS
Current assets:
     Cash and cash equivalents                                                             $     73,595  $     48,396
     Marketable securities                                                                       31,423        36,568
     Receivables:
          Trade                                                                                  18,850        20,576
          Other                                                                                   2,543         1,624
     Inventories                                                                                 72,584        81,181
     Prepaid expenses and other current assets                                                    5,474         7,101
                                                                                           ------------- -------------
               Total current assets                                                             204,469       195,446
Timber and timberlands, net of accumulated depletion of $154,567 and $139,554,
     respectively                                                                               301,773       312,983
Property, plant and equipment, net of accumulated depreciation of $67,573 and $58,420,
     respectively                                                                               102,788       101,033
Note receivable from MAXXAM Inc.                                                                125,000            --
Deferred financing costs, net                                                                    29,232        27,288
Deferred income taxes                                                                            63,414        67,208
Restricted cash                                                                                  29,967        31,367
Other assets                                                                                      6,455         5,542
                                                                                           ------------- -------------
                                                                                           $    863,098  $    740,867
                                                                                           ============= =============

                           LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
     Accounts payable                                                                      $      3,928  $      4,166
     Accrued interest                                                                            25,246        25,354
     Accrued compensation and related benefits                                                   10,033         9,611
     Deferred income taxes                                                                       11,418        11,489
     Other accrued liabilities                                                                    4,253         4,435
     Long-term debt, current maturities                                                          16,258        14,195
                                                                                           ------------- -------------
               Total current liabilities                                                         71,136        69,250
Long-term debt, less current maturities                                                         889,769       764,310
Other noncurrent liabilities                                                                     26,387        33,813
                                                                                           ------------- -------------
               Total liabilities                                                                987,292       867,373
                                                                                           ------------- -------------
Contingencies
Stockholder's deficit:
     Common stock, $1.00 par value; 3,000 shares authorized; 1,000 shares issued                      1             1
     Additional capital                                                                          89,767        89,767
     Accumulated deficit                                                                       (213,962)     (216,274)
                                                                                           ------------- -------------
               Total stockholder's deficit                                                     (124,194)     (126,506)
                                                                                           ------------- -------------
                                                                                           $    863,098  $    740,867
                                                                                           ============= =============



     The accompanying notes are an integral part of these financial statements.



                MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF OPERATIONS
                         (In thousands of dollars)



                                                                                Years Ended December 31,
                                                                       -----------------------------------------
                                                                            1996          1995          1994
                                                                       ------------- ------------- -------------
Net sales:
     Lumber and logs                                                   $    243,726  $    216,898  $    227,430
     Other                                                                   20,858        25,694        22,199
                                                                       ------------- ------------- -------------
                                                                            264,584       242,592       249,629
                                                                       ------------- ------------- -------------

Operating expenses:
     Cost of goods sold (exclusive of depletion and depreciation)           148,522       127,124       129,598
     Selling, general and administrative expenses                            15,902        15,884        16,250
     Depletion and depreciation                                              27,114        25,296        24,685
                                                                       ------------- ------------- -------------
                                                                            191,538       168,304       170,533
                                                                       ------------- ------------- -------------

Operating income                                                             73,046        74,288        79,096

Other income (expense):
     Investment, interest and other income                                   11,250         9,393        14,367
     Interest expense                                                       (78,409)      (77,824)      (77,383)
                                                                       ------------- ------------- -------------
Income before income taxes and extraordinary item                             5,887         5,857        16,080
Credit (provision) in lieu of income taxes                                      325        (1,621)        3,150
                                                                       ------------- ------------- -------------
Income before extraordinary item                                              6,212         4,236        19,230
Extraordinary item:
     Loss on litigation settlement, net of related credit in lieu
       of income taxes of $6,312                                                 --            --       (14,866)
                                                                       ------------- ------------- -------------
Net income                                                             $      6,212  $      4,236  $      4,364
                                                                       ============= ============= =============


     The accompanying notes are an integral part of these financial statements.



                MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                         (In thousands of dollars)




                                                                                Years Ended December 31,
                                                                       -----------------------------------------
                                                                            1996          1995          1994
                                                                       ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                        $      6,212  $      4,236  $      4,364
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depletion and depreciation                                         27,114        25,296        24,685
          Amortization of deferred financing costs and discounts on
            long-term debt                                                   14,732        13,328        12,127
          Net (purchases) sales of marketable securities                      9,530       (19,533)        5,321
          Net gains on marketable securities                                 (4,385)       (4,175)       (1,669)
          Increase (decrease) in cash resulting from changes in:
               Inventories, net of depletion                                  6,011        (7,695)        3,634
               Accounts payable                                                (238)          463           832
               Receivables                                                    1,497         5,778        (7,660)
               Prepaids and other assets                                        714        (3,384)         (528)
               Accrued and deferred income taxes                               (669)        2,713        (3,349)
               Other liabilities                                             (3,484)        7,734        (2,283)
               Accrued interest                                                (108)         (411)         (451)
          Other                                                                (824)        1,020           (86)
                                                                       ------------- ------------- -------------
               Net cash provided by operating activities                     56,102        25,370        34,937
                                                                       ------------- ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Issuance of note to MAXXAM Inc                                        (125,000)           --            --
     Payment of note receivable from affiliate                                   --         2,500            --
     Net proceeds from sale of assets                                           122            18         1,149
     Capital expenditures                                                   (15,200)       (9,852)      (11,322)
                                                                       ------------- ------------- -------------
               Net cash used for investing activities                      (140,078)       (7,334)      (10,173)
                                                                       ------------- ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of debt                                         130,000            --            --
     Redemptions, repurchase of and principal payments on long-term
       debt                                                                 (14,153)      (14,300)      (13,237)
     Net payments under revolving credit agreements                              --            --        (2,900)
     Incurrence of financing costs                                           (4,172)         (150)         (213)
     Restricted cash deposits, net                                            1,400         1,035         1,160
     Dividends paid                                                          (3,900)       (4,800)           --
                                                                       ------------- ------------- -------------
               Net cash provided by (used for) financing activities         109,175       (18,215)      (15,190)
                                                                       ------------- ------------- -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         25,199          (179)        9,574
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               48,396        48,575        39,001
                                                                       ------------- ------------- -------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                               $     73,595  $     48,396  $     48,575
                                                                       ============= ============= =============



     The accompanying notes are an integral part of these financial statements.


                MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIT
                         (In thousands of dollars)



                                      Common
                                      Stock       Additional   Accumulated
                                   ($1.00 Par)     Capital       Deficit        Total
                                  ------------- ------------- ------------- -------------
Balance, January 1, 1994          $          1  $     89,767  $   (220,074) $   (130,306)
     Net income                             --            --         4,364         4,364
                                  ------------- ------------- ------------- -------------
Balance, December 31, 1994                   1        89,767      (215,710)     (125,942)
     Net income                             --            --         4,236         4,236
     Dividend                               --            --        (4,800)       (4,800)
                                  ------------- ------------- ------------- -------------
Balance, December 31, 1995                   1        89,767      (216,274)     (126,506)
     Net income                             --            --         6,212         6,212
     Dividend                               --            --        (3,900)       (3,900)
                                  ------------- ------------- ------------- -------------
Balance, December 31, 1996        $          1  $     89,767  $   (213,962) $   (124,194)
                                  ============= ============= ============= =============



     The accompanying notes are an integral part of these financial statements.

                MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (In thousands of dollars)


1.        BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
            POLICIES

     FORMATION OF MGHI

          MAXXAM Group Holdings Inc. ("MGHI") was formed on November 4, 1996, to facilitate the offering of the $130,000 aggregate principal amount of 12% Senior Secured Notes due 2003 (the "MGHI Notes") as described in
Note 4. Subsequent to its formation, MGHI received, as a capital contribution from MAXXAM Inc. ("MAXXAM"), 100% of the capital stock of MAXXAM Group Inc. ("MGI") and 27,938,250 shares of Kaiser Aluminum Corporation ("Kaiser") common stock representing a 34.6% interest in Kaiser on a fully diluted basis. The contribution of MGI's capital stock has been accounted for as a reorganization of entities under common control, which requires MGHI to record the assets and liabilities of MGI at MAXXAM's historical cost. Accordingly, MGHI is the successor entity to MGI and as such, the accompanying financial statements of MGHI and its subsidiaries (together, the "Company") reflect both the historical operating results of MGI and MAXXAM's purchase accounting adjustments which principally relate to MGI's timber and depreciable assets. The purchase accounting adjustments arose from MAXXAM's acquisition of MGI in May 1988. The contribution of the Kaiser common stock has been reflected in the consolidated financial statements of the Company as if such contribution occurred as of the beginning of the earliest period presented, at MAXXAM's historical cost using the equity method of accounting. The Company conducts its business primarily through the operations of its subsidiaries, including MGI.

     BASIS OF PRESENTATION

          The consolidated financial statements include the accounts of MGHI and its subsidiaries. MGHI is a wholly owned subsidiary of MAXXAM Inc. ("MAXXAM"). Intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior years' financial statements to be consistent with the current year's presentation.

          The Company's wholly owned subsidiary, MGI, and its wholly owned subsidiaries, The Pacific Lumber Company ("Pacific Lumber") and Britt Lumber Co., Inc. ("Britt") are engaged in forest products operations. Pacific Lumber is engaged in several principal aspects of the lumber industry, including the growing and harvesting of redwood and Douglas-fir timber, the milling of logs into lumber and the manufacture of lumber into a variety of finished products. Britt manufactures redwood and cedar fencing and decking products from small diameter logs, a substantial portion of which are obtained from Pacific Lumber. Housing, construction and remodeling are the principal markets for the Company's lumber products. Export sales generally constitute less than 6% of forest product sales. A significant portion of forest product sales are made to third parties located west of the Mississippi River.

     USE OF ESTIMATES AND ASSUMPTIONS

          The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect (i) the reported amounts of assets and liabilities,
(ii) disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published and (iii) the reported amount of revenues and expenses recognized during each period presented. The Company reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their publication. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's consolidated financial statements; accordingly, it is possible that the subsequent resolution of any one of the contingent matters described in Note 9 could differ materially from current estimates. The results of an adverse resolution of such uncertainties could have a material effect on the Company's consolidated financial position, results of operations or liquidity.

     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Cash Equivalents
          Cash equivalents consist of highly liquid money market instruments with original maturities of three months or less.

          Marketable Securities
          Marketable securities are carried at fair value. The cost of the securities sold is determined using the first-in, first-out method. Included in investment, interest and other income for each of the three years ended December 31, 1996 were: 1996 - net unrealized holding losses of $902 and net realized gains of $5,287; 1995 - net unrealized holding gains of $1,666 and net realized gains of $2,509; and 1994 - net unrealized holding losses of $1,094 and net realized gains of $2,763.

          Inventories
          Inventories are stated at the lower of cost or market. Cost is primarily determined using the last-in, first-out ("LIFO") method.

          Timber and Timberlands
          Timber and timberlands are stated at cost, net of accumulated depletion. Depletion is computed utilizing the unit-of-production method based upon estimates of timber values and quantities.

          Property, Plant and Equipment
          Property, plant and equipment, including capitalized interest, is stated at cost, net of accumulated depreciation. Depreciation is computed utilizing the straight-line method at rates based upon the estimated useful lives of the various classes of assets.

          Deferred Financing Costs
          Costs incurred to obtain financing are deferred and amortized over the estimated term of the related borrowing.

          Restricted Cash and Concentrations of Credit Risk
          Restricted cash represents the amount deposited into an account (the "Liquidity Account") held by the trustee under the indenture governing the 7.95% Timber Collateralized Notes due 2015 (the "Timber Notes") of Scotia Pacific Holding Company ("Scotia Pacific"), a wholly owned subsidiary of Pacific Lumber. See Note 5. The Liquidity Account is not available, except under certain limited circumstances, for Scotia Pacific's working capital purposes; however, it is available to pay the Rated Amortization (as defined in Note 5) and interest on the Timber Notes if and to the extent that cash flows are insufficient to make such payments. The required Liquidity Account balance will generally decline as principal payments are made on the Timber Notes. Investment, interest and other income for the years ended December 31, 1996, 1995 and 1994 includes interest of approximately $2,865, $2,560 and $2,638, respectively, attributable to an investment rate agreement (at 7.95% per annum) with the financial institution which holds the Liquidity Account.

          At December 31, 1996 and 1995, cash and cash equivalents include $17,600 and $19,742, respectively, (the "Payment Account") which is reserved for debt service payments on the Timber Notes (see Note 5). The Payment Account and the Liquidity Account are each held by a different financial institution. In the event of nonperformance by such financial institutions, the Company's exposure to credit loss is represented by the amounts deposited plus any unpaid accrued interest thereon. The Company mitigates its concentrations of credit risk with respect to these restricted cash deposits by maintaining them at high credit quality financial institutions and monitoring the credit ratings of these institutions.

          Fair Value of Financial Instruments
          The carrying amounts of cash equivalents and restricted cash approximate fair value. Marketable securities are carried at fair value which is determined based on quoted market prices. As of December 31, 1996 and 1995, the estimated fair value of long-term debt, including current maturities, was $880,591 and $772,841, respectively. The estimated fair value of long-term debt is determined based on the quoted market prices for the Timber Notes, the 10-1/2% Senior Notes due 2003 (the "Pacific Lumber Senior Notes"), the 11-1/4% Senior Secured Notes due 2003 (the "MGI Senior Notes"), the 12-1/4% Senior Secured Discount Notes due 2003 (the "MGI Discount Notes" and together with the MGI Senior Notes, the "MGI Notes") and the MGHI Notes, and on the current rates offered for borrowings similar to the other debt. Some of the Company's publicly traded debt issues are thinly traded financial instruments; accordingly, their market prices at any balance sheet date may not be representative of the prices which would be derived from a more active market.

2.        INVENTORIES

          Inventories consist of the following:




                                                        December 31,
                                                ---------------------------
                                                     1996          1995
                                                ------------- -------------
Lumber                                          $      55,832 $      65,566
Logs                                                   16,752        15,615
                                                ------------- -------------
                                                $      72,584 $      81,181
                                                ============= =============



3.        PROPERTY, PLANT AND EQUIPMENT

          The major classes of property, plant and equipment are as follows:




                                                                                   December 31,
                                                               Estimated   ---------------------------
                                                              Useful Lives      1996          1995
                                                             ------------- ------------- -------------
Logging roads, land and improvements                              15 years $     19,069  $      7,929
Buildings                                                         33 years       47,577        29,661
Machinery and equipment                                       5 - 15 years      103,715       121,343
Construction in progress                                                             --           520
                                                                           ------------- -------------
                                                                                170,361       159,453
Less:  accumulated depreciation                                                 (67,573)      (58,420)
                                                                           ------------- -------------
                                                                           $    102,788  $    101,033
                                                                           ============= =============




          Depreciation expense for the years ended December 31, 1996, 1995 and 1994 was $9,514, $9,795 and $9,260, respectively.

4.        INVESTMENT IN KAISER

          Subsequent to its formation, the Company received, as a capital contribution from MAXXAM, 27,938,250 shares of the common stock of Kaiser which are pledged as collateral for the MGI Notes (the "Pledged Kaiser Shares"). Kaiser is a fully integrated producer and marketer of alumina, primary aluminum and fabricated aluminum products. Kaiser's common stock is publicly traded on the New York Stock Exchange under the trading symbol "KLU." The Pledged Kaiser Shares represent a 39.0% equity interest in Kaiser at December 31, 1996 (34.6% on a fully diluted basis, after giving effect to the conversion of Kaiser's outstanding preferred stock into an equal number of common shares). The Company follows the equity method of accounting for its investment in Kaiser.

          As described in Note 1, the Company and MAXXAM are entities under common control; accordingly, the Company has recorded its investment in Kaiser at MAXXAM's historical cost. During the first quarter of 1993, losses exhausted Kaiser's equity with respect to its common stockholders. The Company recorded its equity share of such losses in January 1993 up to the amount of its investment in the Pledged Kaiser Shares. Since January 1993, cumulative losses with respect to the results of operations attributable to Kaiser's common stockholders have exceeded cumulative earnings. The Company is under no obligation to provide any economic support to Kaiser, and accordingly, has not recorded any amounts attributable to its equity in Kaiser's results of operations for any period subsequent to January 1993. The Company will not record its equity in Kaiser's results of operations until such time as future earnings exceed the cumulative losses incurred.

          The market value for the Pledged Kaiser Shares based on the price per share quoted at the close of business on January 24, 1997 was $370,182. There can be no assurance that such value would be realized should the Company dispose of its investment in the Pledged Kaiser Shares. The following table contains summarized financial information of Kaiser.




                                                                     December 31,
                                                             ---------------------------
                                                                  1996          1995
                                                             ------------- -------------
Current assets                                               $  1,023,700  $    932,800
Property, plant and equipment, net                              1,168,700     1,109,600
Other assets                                                      741,600       770,800
                                                             ------------- -------------
                    Total assets                             $  2,934,000  $  2,813,200
                                                             ============= =============

Current liabilities                                          $    609,400  $    601,100
Long-term debt, less current maturities                           953,000       749,200
Other liabilities                                               1,180,600     1,282,500
Minority interests                                                121,700       122,700
Stockholders' equity:
     Preferred                                                     98,100        98,100
     Common                                                       (28,800)      (40,400)
                                                             ------------- -------------
                                                                   69,300        57,700
                                                             ------------- -------------
               Total liabilities and stockholders' equity    $  2,934,000  $   2,813,200
                                                             ============= =============





                                                                                Years Ended December 31,
                                                                       -----------------------------------------
                                                                            1996          1995          1994
                                                                       ------------- ------------- -------------
Net sales                                                              $  2,190,500  $  2,237,800  $  1,781,500
Costs and expenses                                                       (2,092,700)   (2,027,200)   (1,837,700)
Other expenses                                                              (96,100)     (108,000)      (95,900)
                                                                       ------------- ------------- -------------
Income (loss) before income taxes, minority interests and
     extraordinary loss                                                       1,700       102,600      (152,100)
(Provision) credit for income taxes                                           9,300       (37,200)       53,800
Minority interests                                                           (2,800)       (5,100)       (3,100)
                                                                       ------------- ------------- -------------
Income (loss) before extraordinary loss                                       8,200        60,300      (101,400)
Extraordinary loss on early extinguishment of debt, net of taxes                 --            --        (5,400)
                                                                       ------------- ------------- -------------
Net income (loss)                                                             8,200        60,300      (106,800)
Dividends on preferred stock                                                 (8,400)      (17,600)      (20,100)
                                                                       ------------- ------------- -------------
Net income (loss) available to common stockholders                     $       (200) $     42,700  $   (126,900)
                                                                       ============= ============= =============
Equity in earnings (loss) of Kaiser                                    $         --  $         --  $         --
                                                                       ============= ============= =============



5.        LONG-TERM DEBT

          Long-term debt consists of the following:




                                                                               December 31,
                                                                       ---------------------------
                                                                            1996          1995
                                                                       ------------- -------------
7.95% Scotia Pacific Timber Collateralized Notes due through
     July 20, 2015                                                     $    336,130  $    350,233
10-1/2% Pacific Lumber Senior Notes due March 1, 2003                       235,000       235,000
11-1/4% MGI Senior Secured Notes due August 1, 2003                         100,000       100,000
12-1/4% MGI Senior Secured Discount Notes due August 1, 2003, net of
     discount                                                               104,173        92,498
12% MGHI Senior Secured Notes due August 1, 2003                            130,000            --
Other                                                                           724           774
                                                                       ------------- -------------
                                                                            906,027       778,505
Less: current maturities                                                    (16,258)      (14,195)
                                                                       ------------- -------------
                                                                       $    889,769  $    764,310
                                                                       ============= =============




          The indenture governing the Timber Notes (the "Timber Note Indenture") prohibits Scotia Pacific from incurring any additional indebtedness for borrowed money and limits the business activities of Scotia Pacific to the ownership and operation of its timber and timberlands. The Timber Notes are senior secured obligations of Scotia Pacific and are not obligations of, or guaranteed by, Pacific Lumber or any other person. The Timber Notes are secured by a lien on (i) Scotia Pacific's timber and timberlands (representing $165,970 of the Company's consolidated balance at December 31, 1996), (ii) Scotia Pacific's contract rights and certain other assets, (iii) the funds deposited in the Payment Account and the Liquidity Account, and (iv) substantially all of Scotia Pacific's other property and equipment.

          The Timber Notes are structured to link, to the extent of available cash, the deemed depletion of Scotia Pacific's timber (through the harvest and sale of logs) to required amortization of the Timber Notes. The required amount of amortization due on any Timber Note payment date is determined by various mathematical formulas set forth in the Timber Note Indenture. The minimum amount of principal which Scotia Pacific must pay (on a cumulative basis) through any Timber Note payment date in order to avoid an Event of Default (as defined) is referred to as rated amortization ("Rated Amortization"). If all payments of principal are made in accordance with Rated Amortization, the payment date on which Scotia Pacific will pay the final installment of principal is July 20, 2015. The amount of principal which Scotia Pacific must pay through each Timber Note payment date in order to avoid prepayment or deficiency premiums is referred to as scheduled amortization ("Scheduled Amortization"). If all payments of principal are made in accordance with Scheduled Amortization, the payment date on which Scotia Pacific will pay the final installment of principal is July 20, 2009.

          Substantially all of the Company's consolidated assets are owned by MGI; substantially all of MGI's consolidated assets are owned by Pacific Lumber, and a significant portion of Pacific Lumber's assets are owned by Scotia Pacific. The Company expects that Pacific Lumber will provide a major portion of MGI's future operating cash flow. Pacific Lumber is dependent upon Scotia Pacific for a significant portion of its operating cash flow. The holders of the Timber Notes have priority over the claims of creditors of Pacific Lumber with respect to the assets and cash flows of Scotia Pacific, and the holders of the Pacific Lumber Senior Notes have priority over the claims and creditors of MGI (including the creditors of the MGI Senior Notes and the MGI Discount Notes) and the Company with respect to the assets and cash flows of Pacific Lumber. Under the terms of the Timber Note Indenture, Scotia Pacific will not have available cash for distribution to Pacific Lumber unless Scotia Pacific's cash flow from operations exceeds the amounts required by the Timber Note Indenture to be reserved for the payment of current debt service (including interest, principal and premiums) on the Timber Notes, capital expenditures and certain other operating expenses.

          Principal and interest on the Timber Notes are payable semi-annually on January 20 and July 20. On January 21, 1997, Scotia Pacific paid $8,712 of principal on the Timber Notes. The Timber Notes are redeemable at the option of Scotia Pacific, in whole but not in part, at any time. The redemption price of the Timber Notes is equal to the sum of the principal amount, accrued interest and a prepayment premium calculated based upon the yield of like-term Treasury securities plus 50 basis points.

          Interest on the Pacific Lumber Senior Notes is payable semi-annually on March 1 and September 1. The Pacific Lumber Senior Notes are redeemable at the option of Pacific Lumber, in whole or in part, on or after March 1, 1998 at a price of 103% of the principal amount plus accrued interest. The redemption price is reduced annually until March 1, 2000, after which time the Pacific Lumber Senior Notes are redeemable at par.
The Pacific Lumber Senior Notes are unsecured and are senior indebtedness of Pacific Lumber; however, they are effectively subordinated to the Timber Notes. The indenture governing the Pacific Lumber Senior Notes contains various covenants which, among other things, limit Pacific Lumber's ability to incur additional indebtedness and liens, to engage in transactions with affiliates, to make investments and to pay dividends.

          Pacific Lumber has a revolving credit agreement with a bank (as amended and restated, the "Pacific Lumber Credit Agreement") which expires on May 31, 1999. Borrowings under the Pacific Lumber Credit Agreement are secured by Pacific Lumber's trade receivables and inventories, with interest currently computed at the bank's reference rate plus 1-1/4% or the bank's offshore rate plus 2-1/4%. The Pacific Lumber Credit Agreement provides for borrowings of up to $60,000, of which $15,000 may be used for standby letters of credit and $30,000 is restricted to timberland acquisitions. Borrowings made pursuant to the portion of the credit facility restricted to timberland acquisitions would also be secured by the purchased timberlands. As of December 31, 1996, $46,992 of borrowings was available under the Pacific Lumber Credit Agreement, of which $4,732 was available for letters of credit and $30,000 was restricted to timberland acquisitions. No borrowings were outstanding as of December 31, 1996, and letters of credit outstanding amounted to $10,268. The Pacific Lumber Credit Agreement contains covenants substantially similar to those contained in the indenture governing the Pacific Lumber Senior Notes.

          As of December 31, 1996, under the most restrictive covenants contained in the indentures governing the Pacific Lumber Senior Notes, the Timber Notes and the Pacific Lumber Credit Agreement, Pacific Lumber could pay approximately $17,200 of dividends.

          On August 4, 1993, MGI issued $100,000 aggregate principal amount of the MGI Senior Notes and $126,720 aggregate principal amount (approximately $70,000 net of original issue discount) of the MGI Discount Notes. The MGI Notes are secured by MGI's pledge of 100% of the common stock of Pacific Lumber, Britt and MAXXAM Properties Inc. ("MPI"), a wholly owned subsidiary of MGI, and by MGHI's pledge of 27,938,250 shares of Kaiser common stock. The indenture governing the MGI Notes, among other things, restricts the ability of MGI to incur additional indebtedness and liens, engage in transactions with affiliates, pay dividends and make investments. As of December 31, 1996, under the most restrictive of these covenants, approximately $500 of dividends could be paid by MGI. The MGI Notes are senior indebtedness of MGI; however, they are effectively subordinated to the liabilities of MGI's subsidiaries, which include the Timber Notes and the Pacific Lumber Senior Notes. The MGI Discount Notes are net of discount of $21,547 and $33,222 at December 31, 1996 and 1995, respectively.

          The MGI Senior Notes pay interest semi-annually on February 1 and August 1 of each year. The MGI Discount Notes will not pay any interest until February 1, 1999, at which time semi-annual interest payments will become due on each February 1 and August 1 thereafter.

          The Company completed the offering (the "Offering") of $130,000 principal amount of the MGHI Notes on December 23, 1996 (the "Issue Date"). Interest is payable semi-annually on February 1 and August 1 of each year beginning February 1, 1997. The MGHI Notes are guaranteed on a senior, unsecured basis by MAXXAM. The common stock of MGI serves as security for the MGHI Notes. Furthermore, the Company has agreed to pledge up to 16,055,000 of the 27,938,250 shares of Kaiser common stock it owns if and when such shares are released from the pledge securing the MGI Notes. The MGHI Notes are effectively subordinated to liabilities of the Company's subsidiaries, including trade payables.

          The net proceeds from the Offering on the Issue Date, after estimated expenses, were approximately $125,000, all of which was loaned to MAXXAM pursuant to an intercompany note (the "MAXXAM Note") which is pledged to secure the MGHI Notes. The MAXXAM Note bears interest at the rate of 11% per annum on the outstanding principal balance (payable semi-annually on the interest payment dates applicable to the MGHI Notes) and matures on August 1, 2003. MAXXAM is entitled to defer the payment of interest on the MAXXAM Note on any interest payment date to the extent that the Company has sufficient available funds to satisfy its obligations on the MGHI Notes on such date. Any such deferred interest will be added to the principal amount of the MAXXAM Note and will be payable at maturity. The Indentures governing the MGI Notes were amended to, among other things, provide for the contribution of the Kaiser Shares to the Company.

          Subsequent to the Offering, the Company exchanged the MGHI Notes issued on December 23, 1996 for new notes, the form and terms of which are identical in all material respects to the old notes except that the new notes are registered under the Securities Act of 1933, as amended. The exchange offer was completed on February 11, 1997.

          Maturities
          Scheduled maturities of long-term debt for the five years following December 31, 1996, using the Scheduled Amortization for the Timber Notes, are: $16,258 in 1997, $19,430 in 1998, $21,745 in 1999,
$24,065 in 2000, $24,827 in 2001 and $821,249 thereafter.  Maturities for
1997 through 2001 are principally attributable to the Timber Notes.

          Restricted Net Assets of Subsidiaries
          At December 31, 1996, certain debt instruments restricted the ability of Pacific Lumber to transfer assets, make loans and advances and pay dividends to the Company. As of December 31, 1996, all of the assets of MGI and its subsidiaries are subject to such restrictions.

6.        CREDIT (PROVISION) IN LIEU OF INCOME TAXES

          Income taxes are determined using an asset and liability approach which requires the recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.
Under this method, deferred income tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates.

          The Company and its subsidiaries are members of MAXXAM's consolidated return group for federal income tax purposes.

          Pursuant to a tax allocation agreement between MAXXAM, Pacific Lumber, Scotia Pacific and Salmon Creek Corporation ("Salmon Creek"), a wholly owned subsidiary of Pacific Lumber (the "PL Tax Allocation Agreement"), Pacific Lumber is liable to MAXXAM for the federal consolidated income tax liability of Pacific Lumber, Scotia Pacific and certain other subsidiaries of Pacific Lumber (but excluding Salmon Creek) (collectively, the "PL Subgroup") computed as if the PL Subgroup was a separate affiliated group of corporations which was never connected with MAXXAM. The PL Tax Allocation Agreement further provides that Salmon Creek is liable to MAXXAM for its federal income tax liability computed on a separate company basis as if it was never connected with MAXXAM. The remaining subsidiaries of MGI are each liable to MAXXAM for their respective income tax liabilities computed on a separate company basis as if they were never connected with MAXXAM, pursuant to their respective tax allocation agreements.

          MGI's tax allocation agreement with MAXXAM provides that MGI's federal income tax liability is computed as if MGI files a consolidated tax return with all of its subsidiaries except Salmon Creek, and that such corporations were never connected with MAXXAM (the "MGI Consolidated Tax Liability"). The federal income tax liability of MGI is the difference between (i) the MGI Consolidated Tax Liability and (ii) the sum of the separate tax liabilities for MGI's subsidiaries (computed as discussed above), but excluding Salmon Creek. To the extent that the MGI Consolidated Tax Liability is less than the aggregate amounts in (ii), MAXXAM is obligated to pay the amount of such difference to MGI.

          MGHI entered into a tax allocation agreement with MAXXAM on December 23, 1996 (the "MGHI Tax Allocation Agreement") which provides that the Company's federal consolidated tax liability is computed for MGHI and its subsidiaries, as if MGHI and its subsidiaries, except Salmon Creek, file a consolidated tax return and that such corporations were never connected with MAXXAM (the "MGHI Consolidated Tax Liability"). The tax amounts for prior years are calculated as if the MGHI Tax Allocation Agreement was in effect during those years. The federal income tax liability of MGHI is the difference between the MGHI Consolidated Tax Liability and the MGI Consolidated Tax Liability. To the extent that the MGHI Consolidated Tax Liability is less than the MGI Consolidated Tax Liability, MAXXAM is obligated to pay the amount of such difference to MGHI.

          The credit (provision) in lieu of income taxes on income before income taxes and extraordinary item consists of the following:




                                                                      Years Ended December 31,
                                                             -----------------------------------------
                                                                  1996          1995          1994
                                                             ------------- ------------- -------------
Current:
     Federal credit (provision) in lieu of income taxes      $       (157) $       (167) $         --
     State and local                                                   (9)          (35)          (55)
                                                             ------------- ------------- -------------
                                                                     (166)         (202)          (55)
                                                             ------------- ------------- -------------
Deferred:
     Federal credit (provision) in lieu of income taxes                38          (410)        1,938
     State and local                                                  453        (1,009)        1,267
                                                             ------------- ------------- -------------
                                                                      491        (1,419)        3,205
                                                             ------------- ------------- -------------
                                                             $        325  $     (1,621) $      3,150
                                                             ============= ============= =============



          A reconciliation between the credit (provision) in lieu of income taxes and the amount computed by applying the federal statutory income tax rate to income before income taxes and extraordinary item is as follows:




                                                                           Years Ended December 31,
                                                                  -----------------------------------------
                                                                       1996          1995          1994
                                                                  ------------- ------------- -------------
Income before income taxes and extraordinary item                 $      5,887  $      5,857  $     16,080
                                                                  ============= ============= =============

Amount of federal income tax based upon the statutory rate        $     (2,060) $     (2,050) $     (5,628)
Revision of prior years' tax estimates and other changes in
     valuation allowances                                                3,372           907         7,739
State and local taxes, net of federal tax effect                          (594)         (679)          787
Expenses for which no federal tax benefit is available                    (493)           --            --
Other                                                                      100           201           252
                                                                  ------------- ------------- -------------
                                                                  $        325  $     (1,621) $      3,150
                                                                  ============= ============= =============




          Revision of prior years' tax estimates and other changes in valuation allowances as shown in the table above include amounts for the reversal of reserves which the Company no longer believes are necessary, other changes in prior year tax estimates and changes in valuation allowances with respect to deferred income tax assets. Generally, the reversal of reserves relates to the expiration of the relevant statute of limitations with respect to certain income tax returns or the resolution of specific income tax matters with the relevant tax authorities. For the years ended December 31, 1996, 1995 and 1994, the reversal of reserves which the Company believes are no longer necessary resulted in a credit to the income tax provision of $3,203, $127 and $7,048, respectively.

          As shown in the Consolidated Statement of Operations for the year ended December 31, 1994, the Company recorded an extraordinary loss related to the settlement of litigation in connection with MGI's acquisition of Pacific Lumber (see Note 11). The Company reported the loss net of related deferred income taxes of $6,312 which is less than the federal and state statutory income tax rates due to expenses for which no tax benefit was recognized.

          The components of the Company's net deferred income tax assets (liabilities) are as follows:





                                                                     December 31,
                                                             ---------------------------
                                                                  1996          1995
                                                             ------------- -------------
Deferred income tax assets:
     Loss and credit carryforwards                           $     79,446  $     83,705
     Timber and timberlands                                        37,813        41,803
     Other liabilities and other                                   22,934        19,846
     Valuation allowances                                         (51,049)      (51,595)
                                                             ------------- -------------
          Total deferred income tax assets, net                    89,144        93,759
                                                             ------------- -------------
Deferred income tax liabilities:
     Property, plant and equipment                                (17,747)      (16,899)
     Inventories                                                  (16,336)      (17,313)
     Other                                                         (3,065)       (3,828)
                                                             ------------- -------------
          Total deferred income tax liabilities                   (37,148)      (38,040)
                                                             ------------- -------------
Net deferred income tax assets                               $     51,996  $     55,719
                                                             ============= =============




          The valuation allowances listed above relate to loss and credit carryforwards. As of December 31, 1996, approximately $37,813 of the net deferred income tax assets listed above relate to the excess of the tax basis over financial statement basis with respect to timber and timberlands. The Company believes that it is more likely than not that this net deferred income tax asset will be realized, based primarily upon the estimated value of its timber and timberlands which is well in excess of its tax basis. Also included in net deferred income tax assets as of December 31, 1996 is $28,397 which relates to the benefit of loss and credit carryforwards, net of valuation allowances. The Company evaluated all appropriate factors to determine the proper valuation allowances for loss and credit carryforwards. These factors included any limitations concerning use of the carryforwards, the year the carryforwards expire and the levels of taxable income necessary for utilization. The Company has concluded that it will more likely than not generate sufficient taxable income to realize the benefit attributable to the loss and credit carryforwards for which valuation allowances were not provided.

          Included in the net deferred income tax assets listed above are $47,752 and $50,504 at December 31, 1996 and 1995, respectively, which are recorded pursuant to the tax allocation agreements with MAXXAM.

          The following table presents the estimated tax attributes for federal income tax purposes for the Company and its subsidiaries as of December 31, 1996, under the terms of the respective tax allocation agreements. The utilization of certain of these attributes is subject to limitations.




                                                                              Expiring
                                                                              Through
                                                                           -------------
Regular Tax Attribute Carryforwards:
     Net operating losses                                    $     215,758          2011
     Net capital losses                                              4,201          1998
     Minimum tax credit                                                377    Indefinite

Alternative Minimum Tax Attribute Carryforwards:
     Net operating losses                                    $     175,044          2011




7.        EMPLOYEE BENEFIT PLANS

     RETIREMENT PLAN

          Pacific Lumber has a defined benefit plan which covers all employees of Pacific Lumber. Under the plan, employees are eligible for benefits at age 65 or earlier, if certain provisions are met. The benefits are determined under a career average formula based on each year of service with Pacific Lumber and the employee's compensation for that year. Pacific Lumber's funding policy is to contribute annually an amount at least equal to the minimum cash contribution required by The Employee Retirement Income Security Act of 1974, as amended.

          A summary of the components of net periodic pension cost is as follows:



                                                                      Years Ended December 31,
                                                             -----------------------------------------
                                                                  1996          1995          1994
                                                             ------------- ------------- -------------
Service cost - benefits earned during the year               $      1,903  $      1,483  $      1,643
Interest cost on projected benefit obligation                       1,682         1,693         1,263
Actual loss (gain) on plan assets                                  (2,762)       (3,900)           10
Net amortization and deferral                                       1,448         2,460          (859)
                                                             ------------- ------------- -------------
Net periodic pension cost                                    $      2,271  $      1,736  $      2,057
                                                             ============= ============= =============



          The following table sets forth the funded status and amounts recognized in the Consolidated Balance Sheet:




                                                                               December 31,
                                                                       ---------------------------
                                                                            1996          1995
                                                                       ------------- -------------
Actuarial present value of accumulated plan benefits:
     Vested benefit obligation                                         $     18,506  $     16,910
     Non-vested benefit obligation                                            1,371         1,214
                                                                       ------------- -------------
          Total accumulated benefit obligation                         $     19,877  $     18,124
                                                                       ============= =============

Projected benefit obligation                                           $     23,582  $     21,841
Plan assets at fair value, primarily equity and debt securities             (21,800)      (18,363)
                                                                       ------------- -------------
Projected benefit obligation in excess of plan assets                         1,782         3,478
Unrecognized net transition asset                                                18            24
Unrecognized net gain (loss)                                                  2,855           (27)
Unrecognized prior service cost                                                 (39)          (45)
                                                                       ------------- -------------
          Accrued pension liability                                    $      4,616  $      3,430
                                                                       ============= =============



          The assumptions used in accounting for the defined benefit plan were as follows:




                                                                  1996          1995          1994
                                                             ------------- ------------- -------------
Rate of increase in compensation levels                               5.0%          5.0%          5.0%
Discount rate                                                         7.5%         7.25%          8.5%
Expected long-term rate of return on assets                           8.0%          8.0%          8.0%




     POSTRETIREMENT MEDICAL BENEFITS

          Pacific Lumber has an unfunded defined benefit plan for certain postretirement medical benefits which covers substantially all employees of Pacific Lumber. Participants of the plan are eligible for certain health care benefits upon termination of employment and retirement and commencement of pension benefits. Participants make contributions for a portion of the cost of their health care benefits. The expected costs of postretirement medical benefits are accrued over the period the employees provide services to the date of their full eligibility for such benefits.

          A summary of the components of net periodic postretirement medical benefit cost is as follows:




                                                                           Years Ended December 31,
                                                                  -----------------------------------------
                                                                       1996          1995          1994
                                                                  ------------- ------------- -------------
Service cost - medical benefits earned during the year            $        332  $        228  $        216
Interest cost on accumulated postretirement medical benefit
     obligation                                                            415           317           294
Net amortization and deferral                                               --           (53)           (7)
                                                                  ------------- ------------- -------------
Net periodic postretirement medical benefit cost                  $        747  $        492  $        503
                                                                  ============= ============= =============



          The postretirement medical benefit liability recognized in the Company's Consolidated Balance Sheet is as follows:




                                                                     December 31,
                                                             ---------------------------
                                                                  1996          1995
                                                             ------------- -------------
Retirees                                                     $      1,182  $        634
Actives eligible for benefits                                         905           726
Actives not eligible for benefits                                   3,818         3,317
                                                             ------------- -------------
     Accumulated postretirement medical benefit obligation          5,905         4,677
Unrecognized net gain (loss)                                          (86)          553
                                                             ------------- -------------
     Postretirement medical benefit liability                $      5,819  $      5,230
                                                             ============= =============




          The annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is 10.5% for 1997 and is assumed to decrease gradually to 5.5% in 2008 and remain at that level thereafter. Each one percentage point increase in the assumed health care cost trend rate would increase the accumulated postretirement medical benefit obligation as of December 31, 1996 by approximately $810 and the aggregate of the service and interest cost components of net periodic postretirement medical benefit cost by approximately $130.

          The discount rates used in determining the accumulated postretirement medical benefit obligation were 7.5% and 7.25% at December 31, 1996 and 1995, respectively.

     EMPLOYEE SAVINGS PLAN

          Pacific Lumber's employees are eligible to participate in a defined contribution savings plan sponsored by MAXXAM. This plan is designed to enhance the existing retirement programs of participating employees. Employees may elect to contribute up to 16% of their compensation to the plan. For those participants who have elected to make voluntary contributions to the plan, Pacific Lumber's contributions consist of a matching contribution of up to 4% of the compensation of participants. The cost to the Company of this plan was $1,388, $1,281 and $1,215 for the years ended December 31, 1996, 1995 and 1994, respectively.

     WORKERS' COMPENSATION BENEFITS

          Pacific Lumber is self-insured for workers' compensation benefits. Included in accrued compensation and related benefits and other noncurrent liabilities are accruals for workers' compensation claims amounting to $8,000 and $8,900 at December 31, 1996 and 1995, respectively. Workers' compensation expenses amounted to $3,080, $3,579 and $4,069 for the years ended December 31, 1996, 1995 and 1994, respectively.

8.        RELATED PARTY TRANSACTIONS

          MAXXAM provides the Company and certain of the Company's subsidiaries with accounting and data processing services. In addition, MAXXAM provides the Company with office space and various office personnel, insurance, legal, operating, financial and certain other services.
MAXXAM's expenses incurred on behalf of the Company are reimbursed by the Company through payments consisting of (i) an allocation of the lease expense for the office space utilized by or on behalf of the Company and
(ii) a reimbursement of actual out-of-pocket expenses incurred by MAXXAM, including, but not limited to, labor costs of MAXXAM personnel rendering services to the Company. Charges by MAXXAM for such services were $2,680, $1,994 and $2,254 for the years ended December 31, 1996, 1995 and 1994, respectively. The Company believes that the services being rendered are on terms not less favorable to the Company than those which would be obtainable from unaffiliated third parties.

          In 1994, in connection with the litigation settlement described in Note 11, Pacific Lumber paid approximately $3,185 to a law firm in which a director of Pacific Lumber is also a partner.

9.        CONTINGENCIES

          Pacific Lumber's operations are subject to a variety of California and federal laws and regulations dealing with timber harvesting, endangered species and critical habitat, and air and water quality. Moreover, these laws and regulations relating to Pacific Lumber's operations are modified from time to time and are subject to judicial and administrative interpretation. Compliance with such laws, regulations and judicial and administrative interpretations, together with the cost of litigation incurred in connection with certain timber harvesting operations of Pacific Lumber, have increased the cost of logging operations. Pacific Lumber is subject to certain pending matters described below which could have a material adverse effect on the consolidated financial position, results of operations or liquidity of Pacific Lumber, and in turn MGI and the Company. There can be no assurance that certain pending or future governmental regulations, legislation, judicial or administrative decisions or California ballot initiatives will not have a material adverse effect on the Company.

          In May 1996, the United States Fish and Wildlife Service ("USFWS") published its final designation of critical habitat for the marbled murrelet (the "Final Designation"), which designated over four million acres as critical habitat for the marbled murrelet. Although nearly all of the designated habitat is public land, approximately 33,000 acres of Pacific Lumber's timberlands are included in the Final Designation, the substantial portion of such acreage being young growth timber. In order to mitigate the impact of the Final Designation, particularly with respect to timberlands occupied by the marbled murrelet, Pacific Lumber over the last few years has attempted to develop a habitat conservation plan for the marbled murrelet (the "Murrelet HCP"). Due to, among other things, the unfavorable response of the USFWS to Pacific Lumber's initial Murrelet HCP efforts, Pacific Lumber and its subsidiaries filed two actions (the
"Takings Litigation") alleging that certain portions of their timberlands have been "taken" and seeking just compensation. Pursuant to an agreement entered into by Pacific Lumber, MAXXAM, the United States and California on September 28, 1996 (the "Headwaters Agreement") described in Note 10 below, the Takings Litigation has been stayed at the request of the parties.

          It is impossible for the Company to determine the potential adverse effect of the Final Designation on the Company's consolidated financial position, results of operations or liquidity until such time as various regulatory and legal issues are resolved; however, if Pacific Lumber is unable to harvest, or is severely limited in harvesting, on timberlands designated as critical habitat for the marbled murrelet, such effect could be materially adverse to Pacific Lumber, and in turn MGI and the Company. If Pacific Lumber is unable to harvest or is severely limited in harvesting, it intends to seek just compensation from the appropriate governmental agencies on the grounds that such restrictions constitute a governmental taking. There continue to be other regulatory actions and lawsuits seeking to have other species listed as threatened or endangered under the federal Endangered Species Act ("ESA") and/or the California Endangered Species Act ("CESA") and to designate critical habitat for such species. For example, the National Marine Fisheries Service has announced that by April 25, 1997 it will make a final determination concerning whether to list the coho salmon under the ESA in northern California, including, potentially, lands owned by Pacific Lumber. It is uncertain what impact, if any, such listings and/or designations of critical habitat would have on the consolidated financial position, results of operations or liquidity of Pacific Lumber, and in turn MGI and the Company.

          In 1994, the California Board of Forestry ("BOF") adopted certain regulations regarding compliance with long-term sustained yield ("LTSY") objectives. These regulations require that timber companies project timber growth and harvest on their timberlands over a 100-year planning period and establish a LTSY harvest level that takes into account environmental and economic considerations. The sustained yield plan ("SYP") must demonstrate that the average annual harvest over any rolling ten-year period will not exceed the LTSY harvest level and that Pacific Lumber's projected timber inventory is capable of sustaining the LTSY harvest level in the last decade of the 100-year planning period. On December 17, 1996, Pacific Lumber submitted a proposed SYP to the California Department of Forestry ("CDF"). The proposed SYP sets forth an LTSY harvest level substantially the same as Pacific Lumber's average annual timber harvest over the last six years. The proposed SYP also indicates that Pacific Lumber's average annual timber harvest during the first decade of the SYP would approximate the LTSY harvest level. During the second decade of the proposed SYP, Pacific Lumber's average annual timber harvest would be approximately 8% less than that proposed for the first decade. The SYP, when approved, will be valid for ten years. Thereafter, revised SYPs will be prepared every decade that will address the LTSY harvest level based upon reassessment of changes in the resource base and protection of public resources.

          The proposed SYP assumes that the transactions contemplated by the Headwaters Agreement (see Note 10) will be consummated and that the Multi-Species HCP (as defined in Note 10) will permit Pacific Lumber to harvest its timberlands (including over the next two decades a substantial portion of its old growth timberlands not transferred pursuant to the Headwaters Agreement) to achieve maximum sustained yield. The SYP is subject to review and approval by the CDF, and there can be no assurance that the SYP will be approved in its proposed form. Until the SYP is reviewed and approved, the Company is unable to predict the impact that these regulations will have on Pacific Lumber's future timber harvesting practices. It is possible that the results of the review and approval process could require Pacific Lumber to reduce its timber harvest in future years from the harvest levels set forth in the proposed SYP. The Company believes Pacific Lumber would be able to mitigate the effect of any required reduction in harvest level by acquisitions of additional timberlands and making corresponding amendments to the SYP; however, there can be no assurance that Pacific Lumber would be able to do so and the amount of such acquisitions would be limited by Pacific Lumber's available financial resources. The Company is unable to predict the ultimate impact the sustained yield regulations will have on its future financial position, results of operations or liquidity.

          Various groups and individuals have filed objections with the CDF and the BOF regarding the CDF's and the BOF's actions and rulings with respect to certain of Pacific Lumber's timber harvesting plans ("THPs") and other timber harvesting operations, and Pacific Lumber expects that such groups and individuals will continue to file such objections. In addition, lawsuits are pending or threatened which seek to prevent Pacific Lumber from implementing certain of its approved THPs or which challenge other operations by Pacific Lumber. These challenges have severely restricted Pacific Lumber's ability to harvest old growth timber on its property. To date, challenges with respect to Pacific Lumber's THPs relating to young growth timber and to its other operations have been limited;
however, no assurance can be given as to the extent of such challenges in the future. Pacific Lumber believes that environmentally focused challenges to its timber harvesting and other operations are likely to occur in the future, particularly with respect to virgin and residual old growth timber. Although such challenges have delayed or prevented Pacific Lumber from conducting a portion of its operations, they have not had a material adverse effect on Pacific Lumber's consolidated financial position, results of operations or liquidity. Nevertheless, it is impossible to predict the future nature or degree of such challenges or their ultimate impact on the consolidated financial position, results of operations or liquidity of Pacific Lumber, and in turn MGI and the Company.

          The Company is also involved in various claims, lawsuits and proceedings. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to presently determine the ultimate costs that may be incurred, management believes that the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

10.       HEADWATERS AGREEMENT

          On September 28, 1996, Pacific Lumber (on behalf of itself, its subsidiaries and affiliates) and MAXXAM (collectively, the "Pacific Lumber Parties " ) entered into the Headwaters Agreement with the United States and California. The Headwaters Agreement provides the framework for the acquisition by the United States and California of approximately 5,600 acres of Pacific Lumber's timberlands commonly referred to as the Headwaters Forest and the Elk Head Springs Forest (the "Headwaters Timberlands" ). A substantial portion of the Headwaters Timberlands consists of virgin old growth timberlands. The Headwaters Timberlands would be transferred in exchange for (a) property and other consideration (possibly including cash) from the United States and California having an aggregate fair market value of $300 million and (b) approximately 7,755 acres of adjacent timberlands to be acquired by the United States and California (the "Elk River Timberlands") from a third party. The United States and California would also acquire and retain an additional 1,900 acres of timberlands from such third party.

          The Headwaters Agreement also provides, among other things, for the expedited processing by the United States of an incidental take permit ("Permit") to be based upon a habitat conservation plan for multiple species ("Multi-Species HCP") covering (a) the timberlands and timber harvesting rights which Pacific Lumber will own after consummation of the Headwaters Agreement (the "Resulting Pacific Lumber Timber Property") and
(b) the Headwaters Timberlands and the 1,900 acres of Elk River Timberlands retained by the United States and California (both as conserved habitat). The agreement also requires expedited processing by California of an SYP covering the Resulting Pacific Lumber Timber Property.

          On December 5, 1996, the United States and California each furnished a list of properties consisting of oil and gas interests, timberlands and a variety of other real estate properties for Pacific Lumber's review and approval. There have been ongoing discussions between the Pacific Lumber Parties and the United States regarding the properties and other consideration to be furnished by the United States.

          Closing of the Headwaters Agreement is subject to various conditions, including (a) acquisition by the government of the Elk River Timberlands from a third party, (b) approval of an SYP and a Multi-Species HCP and issuance of a Permit, each in form and substance satisfactory to Pacific Lumber, (c) the issuance by the Internal Revenue Service and the California Franchise Tax Board of closing agreements in form and substance sought by and satisfactory to the Pacific Lumber Parties, (d) the absence of a judicial decision in any litigation brought by third parties that any party reasonably believes will significantly delay or impair the transactions described in the Headwaters Agreement, and (e) the dismissal with prejudice at closing of the Takings Litigation. The parties to the Headwaters Agreement are working to satisfy these conditions; however, there can be no assurance that the Headwaters Agreement will be consummated.

11.       SUPPLEMENTAL CASH FLOW AND OTHER INFORMATION




                                                                                Years Ended December 31,
                                                                       -----------------------------------------
                                                                            1996          1995          1994
                                                                       ------------- ------------- -------------
Supplemental information on non-cash investing and financing activities:
     Net margin borrowings (payments) for marketable securities        $         --  $     (6,648) $      5,628
     Timber and timberlands acquired subject to loan from seller                 --           615           910

Supplemental disclosure of cash flow information:
     Interest paid, net of capitalized interest                        $     63,785  $     64,907  $     65,707
     Income taxes paid (refunded)                                            (2,900)       (5,190)        1,170
     Tax allocation payments to MAXXAM                                          188            --           397




          Investment, Interest and Other Income
          In February 1994, Pacific Lumber received a franchise tax refund of $7,243, the substantial portion of which represents interest, from the State of California relating to tax years 1972 through 1985. This amount is included in investment, interest and other income for the year ended December 31, 1994.

          Items Related to 1992 Earthquake
          In 1995 Pacific Lumber recorded reductions in cost of sales of $1,527 resulting from business interruption insurance reimbursements for higher operating costs and the related loss of revenues resulting from the April 1992 earthquake.

          Extraordinary Item Related to Litigation Settlement
          During 1994, MAXXAM, Pacific Lumber, and others agreed to a settlement, subsequently approved by the court, of class and related individual claims brought by former stockholders of Pacific Lumber against MAXXAM, MGI, Pacific Lumber, former directors of Pacific Lumber and others concerning the MGI's acquisition of Pacific Lumber. Of the $52,000 settlement, $33,000 was paid by insurance carriers of MAXXAM and Pacific Lumber, $14,800 was paid by Pacific Lumber, and the balance was paid by other defendants and through the assignment of certain claims. In 1994, the Company recorded an extraordinary loss of $14,866 related to the settlement and associated costs, including a $2,000 accrual for certain contingent claims and $4,400 of related legal fees, net of benefits for federal and state income taxes of $6,312.


12.       QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

          Summary quarterly financial information for the years ended December 31, 1996 and 1995 is as follows:



                                                            Three Months Ended
                                         -------------------------------------------------------
                                            March 31      June 30    September 30   December 31
                                         ------------- ------------- ------------- -------------
1996:
     Net sales                           $     59,804  $     71,303  $     68,473  $     65,004
     Operating income                          16,577        19,330        17,537        19,602
     Net income (loss)                            225         4,111          (187)        2,063

1995:
     Net sales                           $     51,968  $     65,644  $     63,300  $     61,680
     Operating income                          12,556        22,027        19,127        20,578
     Net income (loss)                         (3,208)        3,336         1,419         2,689



ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE

          None.

                                  PART III

          Not applicable.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  INDEX TO FINANCIAL STATEMENTS                                     PAGE

     1.   FINANCIAL STATEMENTS (INCLUDED UNDER ITEM 8):

          Report of Independent Public Accountants                     30
          Consolidated balance sheet at December 31, 1996
            and 1995                                                   31
          Consolidated statement of operations for the years
            ended December 31, 1996 1995 and 1994                      32
          Consolidated statement of cash flows for the years
            ended December 31, 1996, 1995 and 1994                     33
          Consolidated statement of stockholder's deficit for
            the years ended December 31, 1996, 1995 and 1994           34
          Notes to consolidated financial statements                   35

     2.   FINANCIAL STATEMENT SCHEDULES:

          Schedule I  -  Condensed financial information of
            Registrant at December 31, 1996 and 1995 and for
            the years ended December 31, 1996, 1995 and 1994           55

          The consolidated financial statements and notes thereto of MAXXAM Inc., MAXXAM Group Inc. and Kaiser Aluminum Corporation are incorporated herein by reference and included as Exhibits 99.1, 99.2 and 99.3 hereto, respectively.

          All other schedules are inapplicable or the required information is included in the consolidated financial statements or the notes thereto.

(B)  REPORTS ON FORM 8-K

          There were no reports on Form 8-K during the fourth quarter of 1996. However, on March 12, 1997, the Company filed a Current Report on Form 8-K (under Item 5), dated March 11, 1997, concerning an agreement to amend the Headwaters Agreement to extend the period of time during which the closing conditions must be met to February 17, 1998.

(C)  EXHIBITS

          Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 60), which index is incorporated herein by reference.

                         MAXXAM GROUP HOLDINGS INC.

         SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       BALANCE SHEET (Unconsolidated)
                         (In thousands of dollars)




                                                                        December 31,
                                                                            1996
                                                                       -------------
                                ASSETS

Current assets:
     Cash and cash equivalents                                         $      1,177

Note receivable from MAXXAM Inc.                                            125,000
Deferred income taxes                                                         8,367
Deferred financing costs                                                      4,984
                                                                       -------------
                                                                       $    139,528
                                                                       =============

                 LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
     Accounts payable and other accrued liabilities                    $      2,163
     Accrued interest                                                           347
                                                                       -------------
          Total current liabilities                                           2,510
Losses recognized in excess of investments in subsidiaries                  131,212
Long-term debt                                                              130,000
                                                                       -------------
          Total liabilities                                                 263,722
                                                                       -------------

Stockholder's deficit:
     Common stock, $1.00 par value; 3,000 shares authorized; 1,000                1
          shares issued
     Additional capital                                                      89,767
     Accumulated deficit                                                   (213,962)
                                                                       -------------
          Total stockholder's deficit                                      (124,194)
                                                                       -------------
                                                                       $    139,528
                                                                       =============



     See notes to consolidated financial statements and accompanying notes.


                         MAXXAM GROUP HOLDINGS INC.

         SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

             CONDENSED STATEMENT OF OPERATIONS (Unconsolidated)
                         (In thousands of dollars)




                                                          Period from
                                                          November 4,
                                                             1996
                                                         (inception) to
                                                          December 31,
                                                              1996
                                                        ---------------
Investment, interest and other income (expense)         $          308
Interest expense                                                  (364)
General and administrative expenses                                (51)
Equity in earnings of subsidiaries                               1,732
                                                        ---------------
Income before income taxes                                       1,625
Provision in lieu of income taxes                                   (2)
                                                        ---------------
Net income                                              $        1,623
                                                        ===============



     See notes to consolidated financial statements and accompanying notes.


                         MAXXAM GROUP HOLDINGS INC.

        SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

             CONDENSED STATEMENT OF CASH FLOWS (Unconsolidated)
                         (In thousands of dollars)




                                                                                             Period from
                                                                                             November 4,
                                                                                                 1996
                                                                                            (inception) to
                                                                                             December 31,
                                                                                                 1996
                                                                                           ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                            $        1,623
     Adjustments to reconcile net income to net cash provided by operating activities:
          Amortization of deferred financing costs and discounts on long-term debt                     17
          Equity in earnings of subsidiaries                                                       (1,732)
          Increase (decrease) in cash resulting from changes in:
               Accrued and deferred income taxes                                                      256
               Accrued interest and other liabilities                                               1,298
          Other                                                                                    (1,113)
                                                                                           ---------------
               Net cash provided by operating activities                                              349
                                                                                           ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Issuance of note to MAXXAM Inc                                                              (125,000)
                                                                                           ---------------
               Net cash used for investing activities                                            (125,000)
                                                                                           ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of long-term debt                                                     130,000
     Incurrence of financing costs                                                                 (4,172)
                                                                                           ---------------
               Net cash provided by financing activities                                          125,828
                                                                                           ---------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                           1,177
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                         --
                                                                                           ---------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                                   $        1,177
                                                                                           ===============



     See notes to consolidated financial statements and accompanying notes.


                        MAXXAM GROUP HOLDINGS INC.

        SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       NOTES TO FINANCIAL STATEMENTS
                         (In thousands of dollars)


A.   DEFERRED INCOME TAXES

          The deferred income tax assets and liabilities reported in the accompanying unconsolidated balance sheet are determined by computing such amounts on a consolidated basis, as if MGHI files a consolidated tax return with all of its subsidiaries except Salmon Creek, and as if such corporations were never connected with MAXXAM, and then reducing such consolidated amounts by the amounts recorded by the Company's subsidiaries, but excluding Salmon Creek, pursuant to their respective tax allocation agreements with MAXXAM. The Company's net deferred income tax assets relate primarily to the excess of the tax basis over financial statement basis with respect to timber and timberlands. The Company has concluded that it is more likely than not that these net deferred income tax assets will be realized based in part upon the estimated values of the underlying assets which are in excess of their tax basis.

B.   LONG-TERM DEBT

          Long-term debt consists of 12% MGHI Senior Secured Notes due August 1, 2003. The MGHI Notes are guaranteed on a senior, unsecured basis by MAXXAM and are secured by a pledge of the $125,000 MAXXAM Inc. note receivable and the common stock of MGI. Furthermore, the Company has agreed to pledge up to 16,055,000 of the Pledged Kaiser Shares as security for the MGHI Notes should they be released from the pledge for the MGI Notes due to an early retirement (except by reason of a refinancing) of the MGI Notes.

                                 SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     MAXXAM GROUP HOLDINGS INC.


Date:  March 28, 1997              By:  /s/ PAUL N. SCHWARTZ
                                      ---------------------------
                                          Paul N. Schwartz
                                           Vice President,
                                       Chief Financial Officer
                                            and Director


Date:  March 28, 1997              By:    /s/ GARY L. CLARK
                                      ---------------------------
                                            Gary L. Clark
                                           Vice President


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March 28, 1997              By: /s/ CHARLES E. HURWITZ
                                      ---------------------------
                                         Charles E. Hurwitz
                                       Chairman of the Board,
                                    President and Chief Executive
                                        Officer and Director


Date:  March 28, 1997              By:  /s/ PAUL N. SCHWARTZ
                                      ---------------------------
                                          Paul N. Schwartz
                                           Vice President,
                                       Chief Financial Officer
                                            and Director
                                    (Principal Financial Officer)


Date:  March 28, 1997              By:  /s/ JOHN A. CAMPBELL
                                      ---------------------------
                                          John A. Campbell
                                     Vice President and Director

Date:  March 28, 1997              By:   /s/ JOHN T. LA DUC
                                      ---------------------------
                                           John T. La Duc
                                     Vice President and Director


Date:  March 28, 1997              By:  /s/ ANTHONY R. PIERNO
                                      ---------------------------
                                          Anthony R. Pierno
                                       Vice President, General
                                        Counsel and Director


Date:  March 28, 1997              By:  /s/ WILLIAM S. RIEGEL
                                      ---------------------------
                                          William S. Riegel
                                     Vice President and Director


Date:  March 28, 1997              By:    /s/ GARY L. CLARK
                                      ---------------------------
                                            Gary L. Clark
                                           Vice President
                                   (Principal Accounting Officer)

                         MAXXAM GROUP HOLDINGS INC.

                             INDEX OF EXHIBITS

EXHIBIT
NUMBER   DESCRIPTION
-------  -------------------------------------------------------

 3.1 Certificate of Incorporation of MAXXAM Group Holdings Inc. (the "Company" or "MGHI") (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4, Registration No. 333-18723)

 3.2     By-laws of the Company, dated November 4, 1996
         (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4,
         Registration No. 333-18723)

 4.1 Indenture, dated as of December 23, 1996 among the Company, as Issuer, MAXXAM Inc., as Guarantor, and the First Bank National Association, as Trustee, regarding the Company's 12% Senior Secured Notes due 2003 (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4, Registration No. 333-18723)

 4.2 Indenture between MAXXAM Group Inc. ("MGI") and Shawmut Bank, N.A., Trustee, regarding MGI's 12-3/4% Senior Secured Discount Notes due 2003 and 11-1/4% Senior Secured Notes due 2003 (incorporated herein by reference to Exhibit 4.1 to MGI's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-
         8857)

 4.3 Indenture between The Pacific Lumber Company ("Pacific Lumber") and State Street Bank and Trust Company (as successor trustee to the First National Bank of Boston) ("State Street"), regarding Pacific Lumber's 10-1/2% Senior Notes due 2003 (incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K of Pacific Lumber for the fiscal year ended December 31, 1993, File No. 1-9204)

 4.4 Indenture between Scotia Pacific Holding Company ("Scotia Pacific") and State Street, as Trustee, regarding Scotia Pacific's 7.95% Timber Collateralized Notes due 2015 (incorporated herein by reference to Exhibit 4.1 to Scotia Pacific's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 55538; the "Scotia Pacific 1993 Form 10-K")

 4.5 Deed of Trust, Security Agreement, Financing Statement, Fixture Filing and Assignment among Scotia Pacific, State Street, as Trustee, and State Street, as Collateral Agent (incorporated herein by reference to Exhibit 4.2 to the Scotia Pacific 1993 Form 10-K)

 4.6 Amended and Restated Credit Agreement dated as of November 10, 1995 between Pacific Lumber and Bank of America National Trust and Savings Association (the "Pacific Lumber Credit Agreement;" incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of Pacific Lumber for the quarter ended September 30, 1995; File No. 1-9204)

 4.7     First Amendment, dated February 10, 1997, to the Pacific
         Lumber Credit Agreement (incorporated herein by reference to Exhibit 4.4 to the Annual Report on Form
         10-K of The Pacific Lumber Company for the fiscal year ended December 31, 1996; File No. 1-9204)

 4.8 Form of Deed of Trust, Assignment of Rents, Grant of Easement and Fixture Filing (incorporated herein by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of Pacific Lumber for the quarter ended September 30, 1995; File No. 1-9204)

         Note:  Pursuant to Regulation Section 229.601, Item 601
         (b)(4)(iii) of Regulation S-K, upon request of the Securities and Exchange Commission, the Company hereby agrees to furnish a copy of any unfiled instrument which defines the rights of holders of long-term debt of the Company and its consolidated subsidiaries (and for any of its unconsolidated subsidiaries for which financial statements are required to be filed) wherein the total amount of securities authorized thereunder does not exceed 10 percent of the total consolidated assets of the Company

 10.1    Tax Allocation Agreement dated December 23, 1996 between
         MGHI and MAXXAM Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-4, Registration No. 333-18723)

 10.2    Tax Allocation Agreement between MGI and MAXXAM Inc.
         dated August 4, 1993 (incorporated herein by reference to Exhibit 10.6 to the Amendment No. 3 to the Registration Statement on Form S-2 of MGI, Registration
         No. 33-64042; the "MGI Registration Statement")

 10.3 Tax Allocation Agreement dated as of May 21, 1988 among MAXXAM Inc., MGI, Pacific Lumber and the corporations signatory thereto (incorporated herein by reference to Exhibit 10.8 to Pacific Lumber's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-9204)

 10.4 Tax Allocation Agreement among Pacific Lumber, Scotia Pacific, Salmon Creek Corporation and MAXXAM Inc. dated March 23, 1993 (incorporated herein by reference to Exhibit 10.1 to Amendment No. 3 to the Form S-1 Registration Statement of Scotia Pacific, Registration No. 33-55538)

 10.5 Tax Allocation Agreement between MAXXAM Inc. and Britt Lumber Co., Inc., dated as of July 3, 1990 (incorporated herein by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

 10.6 Non-Negotiable Intercompany Note dated December 23, 1996 executed by MAXXAM Inc. in favor of the Company
         (incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-4,
         Registration No. 333-18723)

 10.7 Agreement dated December 20, 1985 between Pacific Lumber and General Electric Company (incorporated herein by reference to Exhibit 10(m) to Pacific Lumber's
         Registration Statement on Form S-1, Registration No. 33-
         5549; the "1985 GE Agreement")

 10.8 Amendment No. 1 to Agreement between Pacific Lumber and General Electric Company dated July 29, 1986 relating to the 1985 GE Agreement (incorporated herein by reference to Exhibit 10.4 to Pacific Lumber's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-9204)

 10.9 Power Purchase Agreement dated January 17, 1986 between Pacific Lumber and Pacific Gas and Electric Company (incorporated herein by reference to Exhibit 10(n) to Pacific Lumber's Registration Statement on Form S-1, Registration No. 33-5549)

 10.10   Master Purchase Agreement between Pacific Lumber and
         Scotia Pacific (incorporated herein by reference to Exhibit 10.1 to the Scotia Pacific 1993 Form 10-K)

 10.11   Services Agreement between Pacific Lumber and Scotia
         Pacific (incorporated herein by reference to Exhibit
         10.2 to the Scotia Pacific 1993 Form 10-K)

 10.12   Additional Services Agreement between Pacific Lumber and
         Scotia Pacific (incorporated herein by reference to Exhibit 10.3 to the Scotia Pacific 1993 Form 10-K)

 10.13   Reciprocal Rights Agreement among Pacific Lumber, Scotia
         Pacific and Salmon Creek Corporation (incorporated herein by reference to Exhibit 10.4 to the Scotia
         Pacific 1993 Form 10-K)

 10.14   Environmental Indemnification Agreement between Pacific
         Lumber and Scotia Pacific (incorporated herein by reference to Exhibit 10.5 to the Scotia Pacific 1993
         Form 10-K)

 10.15 Purchase and Services Agreement between Pacific Lumber and Britt Lumber Co., Inc. (incorporated herein by reference to Exhibit 10.17 to Amendment No. 2 to the Form S-2 Registration Statement of Pacific Lumber; Registration Statement No. 33-56332)

 10.16 Put and Call Agreement dated November 16, 1987 between Charles E. Hurwitz and MPI (incorporated herein by reference to Exhibit C to Schedule 13D dated November 24, 1987, filed by the Company with respect to MAXXAM Inc.'s common stock; the "Put and Call Agreement")

 10.17 Amendment to Put and Call Agreement, dated May 18, 1988 (incorporated herein by reference to Exhibit D to the
         Final Amendment to Schedule 13D dated May 20, 1988, filed by the Company relating to MAXXAM Inc.'s common stock)

 10.18 Amendment to Put and Call Agreement, dated as of February 17, 1989 (incorporated herein by reference to Exhibit 10.35 to MAXXAM Inc.'s Annual Report on Form 10-
         K for the fiscal year ended December 31, 1988, File No.
         1-3924)

 10.19   Investment Management Agreement, dated as of December 1,
         1991, by and among MGI, MAXXAM Inc. and certain related corporations (incorporated herein by reference to Exhibit 10.23 to Amendment No. 5 to the MGI Registration
         Statement)

 10.20   Undertaking, dated August 4, 1993, executed by MAXXAM in
         favor of MGI (incorporated herein by reference to
         Exhibit 10.24 to MGI's Annual Report on Form 10-K for
         the fiscal year ended December 31, 1994, File No. 1-
         8857)

 10.21 Agreement dated September 28, 1996 among MAXXAM Inc., The Pacific Lumber Company (on behalf of itself, its subsidiaries and its affiliates), the United States of America and the State of California (incorporated herein by reference to Exhibit 10.1 to MAXXAM Inc.'s Form 8-K dated September 28, 1996; File No. 1-3924)

 *27     Financial Data Schedule

 *99.1   The consolidated financial statements and notes thereto
         of MAXXAM Inc.  for the fiscal year ended December 31,
         1996

 *99.2 The consolidated financial statements and notes thereto of MAXXAM Group Inc. for the fiscal year ended December
         31, 1996

 *99.3 The consolidated financial statements and notes thereto of Kaiser Aluminum Corporation for the fiscal year ended
         December 31, 1996

---------------
* Included with this filing.