Form 10-Q
period 1997-06-30
MAXXAM GROUP HOLDINGS INC
filed 1997-08-04
CIK 1029500

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q

                              ---------------

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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
Yes /X/   No /  /

   Number of shares of common stock outstanding at August 1, 1997:  1,000


     Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                         MAXXAM GROUP HOLDINGS INC.

                                   INDEX



PART I.  -  FINANCIAL INFORMATION                                     PAGE

     Item 1.   Financial Statements

          Consolidated Balance Sheet at June 30, 1997 and
               December 31, 1996                                      3
          Consolidated Statement of Operations for the three and
               six months ended June 30, 1997 and 1996                4
          Consolidated Statement of Cash Flows for the six months
               ended June 30, 1997 and 1996                           5
          Condensed Notes to Consolidated Financial Statements        6

     Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         12

PART II.  -  OTHER INFORMATION

     Item 1.   Legal Proceedings                                      16
     Item 6.   Exhibits and Reports on Form 8-K                       16
     Signature                                                        S-1

                MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET
                         (IN THOUSANDS OF DOLLARS)




                                                     June 30,    December 31,
                                                       1997          1996
                                                  ------------- -------------
                                                   (Unaudited)
                      ASSETS
Current assets:
     Cash and cash equivalents                    $    102,938  $     73,595
     Marketable securities                              27,678        31,423
     Receivables:
          Trade                                         13,850        18,850
          Other                                          7,812         2,543
     Inventories                                        62,373        72,584
     Prepaid expenses and other current assets           5,508         5,474
                                                  ------------- -------------
          Total current assets                         220,159       204,469
Timber and timberlands, net of accumulated
     depletion of $161,010 and $154,567,
     respectively                                      303,114       301,773
Property, plant and equipment, net of accumulated
     depreciation of $71,682 and $67,573,
     respectively                                      102,469       102,788
Note receivable from MAXXAM Inc.                       125,000       125,000
Deferred financing costs, net                           27,486        29,232
Deferred income taxes                                   60,628        63,414
Restricted cash                                         29,765        29,967
Other assets                                             8,857         6,455
                                                  ------------- -------------
                                                  $    877,478  $    863,098
                                                  ============= =============

      LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
     Accounts payable                             $      4,406  $      3,928
     Accrued interest                                   31,048        25,246
     Accrued compensation and related benefits          10,329        10,033
     Deferred income taxes                              11,320        11,418
     Other accrued liabilities                           2,282         4,253
     Long-term debt, current maturities                 18,319        16,258
                                                  ------------- -------------
          Total current liabilities                     77,704        71,136
Long-term debt, less current maturities                891,700       889,769
Other noncurrent liabilities                            27,556        26,387
                                                  ------------- -------------
          Total liabilities                            996,960       987,292
                                                  ------------- -------------
Contingencies

Stockholder's deficit:
     Common stock, $1.00 par value; 3,000 shares
          authorized; 1,000 shares issued                    1             1
     Additional capital                                 89,767        89,767
     Accumulated deficit                              (209,250)     (213,962)
                                                  ------------- -------------
          Total stockholder's deficit                 (119,482)     (124,194)
                                                  ------------- -------------
                                                  $    877,478  $    863,098
                                                  ============= =============



The accompanying notes are an integral part of these financial statements.


                MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF OPERATIONS
                         (IN THOUSANDS OF DOLLARS)



                                         Three Months Ended           Six Months Ended
                                              June 30,                    June 30,
                                    --------------------------- ---------------------------
                                         1997          1996          1997          1996
                                    ------------- ------------- ------------- -------------
                                                          (Unaudited)
Net sales:
     Lumber and logs                $     70,139  $     66,471  $    130,405  $    121,196
     Other                                 6,709         4,832        13,258         9,911
                                    ------------- ------------- ------------- -------------
                                          76,848        71,303       143,663       131,107
                                    ------------- ------------- ------------- -------------

Operating expenses:
     Cost of goods sold (exclusive
          of depletion and
          depreciation)                   42,057        41,417        80,102        74,495
     Selling, general and
          administrative expenses          3,867         3,600         7,248         7,230
     Depletion and depreciation            6,660         6,956        13,207        13,475
                                    ------------- ------------- ------------- -------------
                                          52,584        51,973       100,557        95,200
                                    ------------- ------------- ------------- -------------

Operating income                          24,264        19,330        43,106        35,907

Other income (expense):
     Investment, interest and
          other income (expense)           7,709         2,750        12,107         6,048
     Interest expense                    (23,623)      (19,494)      (47,343)      (38,992)
                                    ------------- ------------- ------------- -------------
Income before income taxes                 8,350         2,586         7,870         2,963
Credit (provision) in lieu of
     income taxes                         (3,326)        1,525        (3,158)        1,373
                                    ------------- ------------- ------------- -------------
Net income                          $      5,024  $      4,111  $      4,712  $      4,336
                                    ============= ============= ============= =============



The accompanying notes are an integral part of these financial statements.


                MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                         (IN THOUSANDS OF DOLLARS)



                                                         Six Months Ended
                                                             June 30,
                                                   ---------------------------
                                                        1997          1996
                                                   ------------- -------------
                                                           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                    $      4,712  $      4,336
     Adjustments to reconcile net income to net
          cash provided by operating activities:
          Depletion and depreciation                     13,207        13,475
          Amortization of deferred financing
               costs and discounts on long-term
               debt                                       8,126         7,190
          Net sales of marketable securities              6,941         9,551
          Net gains on marketable securities             (3,196)       (2,041)
     Increase (decrease) in cash resulting from
          changes in:
          Receivables                                    (1,034)        5,033
          Inventories, net of depletion                   8,256         6,310
          Prepaid expenses and other assets              (2,438)          153
          Accounts payable                                  440           793
          Accrued interest                                5,802          (291)
          Other liabilities                                 (34)      (11,513)
          Accrued and deferred income taxes               3,017         1,088
     Other                                                  108            (5)
                                                   ------------- -------------
               Net cash provided by operating
                    activities                           43,907        34,079
                                                   ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                (6,034)       (5,908)
     Net proceeds from sale of assets                        69            94
                                                   ------------- -------------
               Net cash used for investing
                    activities                           (5,965)       (5,814)
                                                   ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Redemptions, repurchases of and principal
          payments on long-term debt                     (8,801)       (8,539)
     Dividends paid                                          --        (1,600)
     Restricted cash withdrawals, net                       202           300
                                                   ------------- -------------
               Net cash used for financing
                    activities                           (8,599)       (9,839)
                                                   ------------- -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                29,343        18,426
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         73,595        48,396
                                                   ------------- -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $    102,938  $     66,822
                                                   ============= =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid, net of capitalized interest    $     33,404  $     32,093
     Tax allocation payments to MAXXAM Inc.                 169           167

SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING
     AND FINANCING ACTIVITIES:
     Timber and timberlands acquired subject to
          long-term debt                           $      6,413  $         --




The accompanying notes are an integral part of these financial statements.


                MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

            CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (IN THOUSANDS OF DOLLARS)


1.        GENERAL

          The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K filed by MAXXAM Group Holdings Inc. with the Securities and Exchange Commission for the fiscal year ended December 31, 1996 (the "Form 10-K"). Any capitalized terms used but not defined in these Condensed Notes to Consolidated Financial Statements have the same meaning given to them in the Form 10-K. All references to the "Company" include MAXXAM Group Holdings Inc. and its subsidiary companies unless otherwise noted or the context indicates otherwise. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

          The consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at June 30, 1997, the consolidated results of operations for the three and six months ended June 30, 1997 and 1996 and consolidated cash flows for the six months ended June 30, 1997 and 1996. Certain reclassifications of prior period information have been made to conform to the current presentation. The Company is a wholly owned subsidiary of MAXXAM.

2.        INVENTORIES

          Inventories consist of the following:



                                                  June 30,    December 31,
                                                    1997          1996
                                               ------------- -------------
Lumber                                         $      50,780 $      55,832
Logs                                                  11,593        16,752
                                               ------------- -------------
                                               $      62,373 $      72,584
                                               ============= =============




3.        RESTRICTED CASH

          Restricted cash represents the amount held by the Trustee under the indenture governing the Timber Notes of the Company's indirect wholly owned subsidiary, Scotia Pacific.

4.        INVESTMENT IN KAISER

          Subsequent to its formation, the Company received, as a capital contribution from MAXXAM, 27,938,250 shares of the common stock of Kaiser which are pledged as collateral for the MGI Notes (the "Pledged Kaiser Shares"). Kaiser is a fully integrated producer and marketer of alumina, primary aluminum and fabricated aluminum products. Kaiser's common stock is publicly traded on the New York Stock Exchange under the trading symbol "KLU." The Pledged Kaiser Shares represent a 39.0% equity interest in Kaiser at June 30, 1997 (34.6% on a fully diluted basis, after giving effect to the conversion of Kaiser's outstanding preferred stock into an equal number of common shares). The Company follows the equity method of accounting for its investment in Kaiser.

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

          The market value for the Pledged Kaiser Shares based on the price per share quoted at the close of business on July 31, 1997 was $419,074. There can be no assurance that such value would be realized should the Company dispose of its investment in the Pledged Kaiser Shares. The following table contains summarized financial information of Kaiser. For more information regarding Kaiser's financial condition and operations, reference is made to Kaiser's 1996 Form 10-K and June 30, 1997 Form 10-Q filed with the SEC.




                                                June 30,    December 31,
                                                  1997          1996
                                             ------------- -------------
Current assets                               $  1,004,700  $  1,023,700
Property, plant and equipment, net              1,161,100     1,168,700
Other assets                                      803,200       741,600
                                             ------------- -------------
                    Total assets             $  2,969,000  $  2,934,000
                                             ============= =============

Current liabilities                          $    547,400  $    609,400
Long-term debt, less current maturities           999,600       953,000
Other liabilities                               1,218,300     1,180,600
Minority interests                                121,500       121,700
Stockholders' equity:
     Preferred                                     98,100        98,100
     Common                                       (15,900)      (28,800)
                                             ------------- -------------
                                                   82,200        69,300
                                             ------------- -------------
               Total liabilities and
                    stockholders' equity     $  2,969,000  $  2,934,000
                                             ============= =============

/TABLE

                              Three Months Ended June 30,  Six Months Ended June 30,
                              --------------------------- ---------------------------
                                   1997          1996          1997          1996
                              ------------- ------------- ------------- -------------
Net sales                     $    597,100  $    567,600  $  1,144,500  $  1,098,700
Costs and expenses                (542,100)     (531,000)   (1,058,200)   (1,021,800)
Restructuring of operations        (19,700)           --       (19,700)           --
Other expenses                     (31,300)      (21,800)      (56,200)      (44,800)
                              ------------- ------------- ------------- -------------
Income before income taxes
     and minority interests          4,000        14,800        10,400        32,100
Credit (provision) for income
     taxes                          11,000        (5,600)        8,600       (12,200)
Minority interests                  (1,300)       (1,000)       (2,700)       (1,800)
                              ------------- ------------- ------------- -------------
Net income                          13,700         8,200        16,300        18,100
Dividends on preferred stock        (2,100)       (2,100)       (4,200)       (4,200)
                              ------------- ------------- ------------- -------------
Net income available to
     common stockholders      $     11,600  $      6,100  $     12,100  $     13,900
                              ============= ============= ============= =============
Equity in earnings of Kaiser  $         --  $         --  $         --  $         --
                              ============= ============= ============= =============



5.        LONG-TERM DEBT

          Long-term debt consists of the following:



                                                  June 30,    December 31,
                                                    1997          1996
                                               ------------- -------------
7.95% Scotia Pacific Timber Collateralized
     Notes due July 20, 2015                   $    327,418  $    336,130
10-1/2% Pacific Lumber Senior Notes due March
     1, 2003                                        235,000       235,000
11-1/4% MGI Senior Secured Notes due August 1,
     2003                                           100,000       100,000
12-1/4% MGI Senior Secured Discount Notes due
     August 1, 2003, net of discount                110,553       104,173
12% MGHI Senior Secured Notes due August 1,
     2003                                           130,000       130,000
Pacific Lumber Credit Agreement                       6,413            --
Other                                                   635           724
                                               ------------- -------------
                                                    910,019       906,027
Less: current maturities                            (18,319)      (16,258)
                                               ------------- -------------
                                               $    891,700  $    889,769
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

          In May 1996, the USFWS published the Final Designation of critical habitat for the marbled murrelet, a coastal seabird, which designated over four million acres as critical habitat for the marbled murrelet. Although nearly all of the designated habitat is public land, approximately 33,000 acres of Pacific Lumber's timberlands are included in the Final Designation, the substantial portion of such acreage being young growth timberlands. In order to mitigate the impact of the Final Designation, particularly with respect to timberlands occupied by the marbled murrelet, Pacific Lumber attempted to develop the Murrelet HCP.
Due to, among other things, the unfavorable response of the USFWS to Pacific Lumber's initial Murrelet HCP efforts, Pacific Lumber and its subsidiaries filed the Takings Litigation alleging that certain portions of their timberlands had been "taken" and seeking just compensation. Pursuant to the Headwaters Agreement entered into by Pacific Lumber, MAXXAM, the United States and California on September 28, 1996 and described in Note 7 below, the Takings Litigation has been stayed at the request of the parties.

          It is impossible for the Company to determine the potential adverse effect of the Final Designation on the Company's consolidated financial position, results of operations or liquidity until such time as various regulatory and legal issues are resolved; however, if Pacific Lumber is unable to harvest, or is severely limited in harvesting, on timberlands designated as critical habitat for the marbled murrelet, such effect could be materially adverse to Pacific Lumber, and in turn MGI and the Company. If Pacific Lumber is unable to harvest or is severely limited in harvesting, it intends to seek just compensation from the appropriate governmental agencies on the grounds that such restrictions constitute a governmental taking. There continue to be other regulatory actions and lawsuits seeking to have other species listed as threatened or endangered under the ESA and/or the CESA and to designate critical habitat for such species. For example, on April 25, 1997 the NMFS announced the listing of the coho salmon under the ESA in northern California, including lands owned by Pacific Lumber. It is uncertain what impact, if any, such listings and/or designations of critical habitat would have on the consolidated financial position, results of operations or liquidity of Pacific Lumber, and in turn MGI and the Company.

          In 1994, the BOF adopted certain regulations regarding compliance with long-term sustained yield ("LTSY") objectives. These regulations require that timber companies project timber growth and harvest on their timberlands over a 100-year planning period and establish a LTSY harvest level that takes into account environmental and economic considerations. Timber companies must submit an SYP demonstrating that the average annual harvest over any rolling ten-year period will not exceed the LTSY harvest level and that their projected timber inventory is capable of sustaining the LTSY harvest level in the last decade of the 100-year planning period. On December 17, 1996, Pacific Lumber submitted a proposed SYP to the CDF. The proposed SYP sets forth an LTSY harvest level substantially the same as Pacific Lumber's average annual timber harvest over the last six years.
The proposed SYP also indicates that Pacific Lumber's average annual timber harvest during the first decade of the SYP would approximate the LTSY harvest level. During the second decade of the proposed SYP, Pacific Lumber's average annual timber harvest would be approximately 8% less than that proposed for the first decade. The SYP, when approved, will be valid for ten years. Thereafter, revised SYPs will be prepared every decade that will address the LTSY harvest level based upon reassessment of changes in the resource base and protection of public resources.

          The proposed SYP assumes that the transactions contemplated by the Headwaters Agreement will be consummated and that the Multi-Species HCP will permit Pacific Lumber to harvest its timberlands (including over the next two decades a substantial portion of its old growth timberlands not transferred pursuant to the Headwaters Agreement) to achieve maximum sustained yield. The SYP is subject to review and approval by the CDF, and there can be no assurance that the SYP will be approved in its proposed form. Until the SYP is reviewed and approved, the Company is unable to predict the impact that these regulations will have on Pacific Lumber's future timber harvesting practices. It is possible that the results of the review and approval process could require Pacific Lumber to reduce its timber harvest in future years from the harvest levels set forth in the proposed SYP. The Company believes Pacific Lumber would be able to mitigate the effect of any required reduction in harvest level by acquisitions of additional timberlands and making corresponding amendments to the SYP; however, there can be no assurance that Pacific Lumber would be able to do so and the amount of such acquisitions would be limited by Pacific Lumber's available financial resources. The Company is unable to predict the ultimate impact the sustained yield regulations will have on its future financial position, results of operations or liquidity.

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

7.        HEADWATERS AGREEMENT

          On September 28, 1996, the Pacific Lumber Parties entered into the Headwaters Agreement with the United States and California. The Headwaters Agreement provides the framework for the acquisition by the United States and California of approximately 5,600 acres of Pacific Lumber's timberlands commonly referred to as the Headwaters Forest and the Elk Head Springs Forest (collectively, the "Headwaters Timberlands"). A substantial portion of the Headwaters Timberlands consists of virgin old growth timberlands. The Headwaters Timberlands would be transferred in exchange for (a) property and other consideration (possibly including cash) from the United States and California having an aggregate fair market value of $300 million and (b) approximately 7,755 acres of adjacent timberlands (the "Elk River Timberlands") to be acquired by the United States and California from a third party. The United States and California would also acquire and retain an additional 1,900 acres of timberlands from such third party.

          The Headwaters Agreement also provides, among other things, for the expedited processing by the United States of a Permit (an incidental take permit) to be based upon a Multi-Species HCP covering (a) the Resulting Pacific Lumber Timber Property (the property Pacific Lumber will own after consummation of the Headwaters Agreement) and (b) the Headwaters Timberlands and the 1,900 acres of additional timberlands to be acquired and retained by the United States and California (both of the latter as conserved habitat). The agreement also requires expedited processing by California of an SYP covering the Resulting Pacific Lumber Timber Property.

          As part of the Headwaters Agreement, the Pacific Lumber Parties agreed to not enter the Headwaters Forest or the Elk Head Forest to conduct logging operations, including salvage logging (the "Moratorium"). The Moratorium was to terminate if by July 28, 1997 the parties had not achieved the Specified Items to their respective satisfaction. On March 11, 1997, the Pacific Lumber Parties agreed to amend the Headwaters Agreement to extend to February 17, 1998 the period of time during which these closing conditions must be met. The extension is, however, subject to the achievement of certain milestones toward completion of the Headwaters Agreement, including satisfaction of the Pacific Lumber Parties with the progress of the United States and California toward providing for the consideration to be transferred at the closing.

          The United States has recently focused its efforts on furnishing the federal portion of the required consideration through a federal budget appropriation. The Budget Agreement between President Clinton and the Republican Congressional leadership would allocate $250,000 for the acquisition pursuant to the Headwaters Agreement. In July 1997, the Senate Appropriations Committee approved the interior appropriations bill, which contained provisions allowing the expenditure of $700,000 for priority land acquisitions, including the $250,000 for the acquisition pursuant to the Headwaters Agreement. This bill does, however, contain a provision requiring the passage of authorizing legislation for the Headwaters acquisition. The corresponding appropriations bill approved by the House of Representatives did not contain any part of the $700,000 priority land acquisitions. Whether a federal budget appropriation for the Headwaters acquisition will be enacted, or the terms of any such appropriation, is uncertain as the full Senate must still consider the interior appropriations bill, and a conference would have to resolve any differences between the final Senate bill and the House version.

          Although California has not enacted legislation providing funds for its portion of the acquisition contemplated by the Headwaters
Agreement, representatives of the State of California continue to indicate that they are considering various methods of furnishing the required consideration.

          Closing of the Headwaters Agreement is subject to various conditions, including (a) acquisition by the government of the Elk River Timberlands, (b) approval of an SYP and a Multi-Species HCP and issuance of a Permit, each in form and substance satisfactory to Pacific Lumber, (c) the issuance by the Internal Revenue Service and the California Franchise Tax Board of closing agreements in form and substance sought by and satisfactory to the Pacific Lumber Parties, (d) the absence of a judicial decision in any litigation brought by third parties that any party reasonably believes will significantly delay or impair the transactions described in the Headwaters Agreement, and (e) the dismissal with prejudice at closing of the Takings Litigation. The parties to the Headwaters Agreement are working to satisfy these conditions; however, there can be no assurance that the Headwaters Agreement will be consummated.

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

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in several places in this Form 10-Q. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements and changing prices and market conditions. This section and the Company's Form 10-K identify other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

RESULTS OF OPERATIONS

          The Company and its principal operating subsidiaries, Pacific Lumber and Britt, are engaged in forest products operations. The Company's business is seasonal in that the Company generally experiences lower first quarter sales due largely to the general decline in construction-related activity during the winter months. Accordingly, the Company's results for any one quarter are not necessarily indicative of results to be expected for the full year. The following table presents selected operational and financial information for the three and six months ended June 30, 1997 and 1996.


                                    Three Months Ended           Six Months Ended
                                         June 30,                    June 30,
                               --------------------------- ---------------------------
                                    1997          1996          1997          1996
                               ------------- ------------- ------------- -------------
                                (In millions of dollars, except shipments and prices)

Shipments:
     Lumber: (1)
          Redwood upper grades         13.3          12.9          26.3          23.3
          Redwood common
               grades                  67.6          60.8         124.8         118.1
          Douglas-fir upper
               grades                   2.5           2.8           5.0           5.0
          Douglas-fir common
               grades                  17.1          18.6          36.5          37.9
          Other                         4.9           8.4           8.8          10.3
                               ------------- ------------- ------------- -------------
               Total lumber           105.4         103.5         201.4         194.6
                               ============= ============= ============= =============
     Logs (2)                           4.1           5.7           6.6          11.6
                               ============= ============= ============= =============
     Wood chips (3)                    62.1          52.4         122.3         101.4
                               ============= ============= ============= =============

Average sales price:
     Lumber: (4)
          Redwood upper grades $      1,423  $      1,392  $      1,373  $      1,389
          Redwood common
               grades                   546           525           527           504
          Douglas-fir upper
               grades                 1,153         1,158         1,181         1,156
          Douglas-fir common
               grades                   497           438           491           407
     Logs (4)                           359           544           404           505
     Wood chips (5)                      76            67            76            77

Net sales:
     Lumber, net of discount   $       68.6  $       63.5  $      127.7  $      115.4
     Logs                               1.5           3.0           2.7           5.8
     Wood chips                         4.7           3.5           9.2           7.8
     Cogeneration power                 1.2            .9           2.2           1.3
     Other                               .8            .4           1.9            .8
                               ------------- ------------- ------------- -------------
               Total net sales $       76.8  $       71.3  $      143.7  $      131.1
                               ============= ============= ============= =============
Operating income               $       24.3  $       19.3  $       43.1  $       35.9
                               ============= ============= ============= =============
Operating cash flow (6)        $       31.0  $       26.3  $       56.3  $       49.4
                               ============= ============= ============= =============
Income before income taxes     $        8.4  $        2.6  $        7.9  $        3.0
                               ============= ============= ============= =============
Net income                     $        5.0  $        4.1  $        4.7  $        4.3
                               ============= ============= ============= =============



---------------

(1)  Lumber shipments are expressed in millions of board feet.
(2)  Log shipments are expressed in millions of feet, net Scribner scale.
(3) Wood chip shipments are expressed in thousands of bone dry units of 2,400 pounds.
(4)  Dollars per thousand board feet.
(5)  Dollars per bone dry unit.
(6) Operating income before depletion and depreciation, also referred to as "EBITDA."


          Net sales
          Net sales for the quarter ended June 30, 1997 increased from the comparable prior year quarter due to higher average realized prices for common grade redwood and Douglas-fir lumber and higher volumes of common grade redwood lumber. This improvement was partially offset by lower volumes in most other categories of lumber. In addition to these factors, net sales for the six months ended June 30, 1997 increased from the comparable prior year period due to higher volumes of upper grade redwood lumber.

          Operating income
          Operating income for the three and six months ended June 30, 1997 increased from the comparable prior year periods, principally due to the increase in net sales discussed above.

          Income before income taxes
          Income before income taxes for the three and six months ended June 30, 1997 increased from the comparable 1996 periods principally due to higher operating income as discussed above. In addition, investment, interest and other income for the quarter ended June 30, 1997 improved due to higher earnings from marketable securities and interest on the MAXXAM Note, whereas interest expense increased as a result of the issuance of the MGHI Notes on December 23, 1996.

          Credit (provision) in lieu of income taxes
          The credit in lieu of income taxes for the second quarter of 1996 includes a benefit of $2.6 million relating to the refund of taxes previously paid in connection with a settlement of certain federal income tax matters in June 1996.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

          The Pacific Lumber Credit Agreement and the indentures governing the Pacific Lumber Senior Notes and the Timber Notes contain various covenants which, among other things, limit the ability of Pacific Lumber and Scotia Pacific to incur additional indebtedness and liens, to engage in transactions with affiliates, to pay dividends and to make investments. As of June 30, 1997, under the most restrictive of these covenants, approximately $15.9 million of dividends could be paid by Pacific Lumber to MGI.

          As of June 30, 1997, $27.1 million of borrowings was available under the Pacific Lumber Credit Agreement, of which $3.5 million was available for letters of credit and $23.6 million for timberland acquisitions. As of June 30, 1997, $6.4 million was outstanding and letters of credit outstanding amounted to $16.2 million.

          The indenture governing the MGI Notes, among other things, restricts the ability of MGI to incur additional indebtedness, engage in transactions with affiliates, pay dividends and make investments. During the six months ended June 30, 1997, MGI paid dividends of $.8 million. As of June 30, 1997, under the most restrictive of these covenants, $2.6 million of dividends could be paid by MGI to the Company.

          The indenture governing the MGHI Notes contains various covenants which, among other things, restrict the ability of the Company to incur additional indebtedness and liens, engage in transactions with affiliates, pay dividends and make investments. Except for possible dividends resulting from the conclusion of the transactions contemplated under the Headwaters Agreement (see Note 7 to the Condensed Financial Statements), the Company does not expect to pay significant dividends during the next several years.

          As of June 30, 1997, the Company had consolidated long-term debt of $861.9 million (net of current maturities and restricted cash deposited in the Liquidity Account) as compared to $859.8 million at December 31, 1996. The increase in long-term debt was primarily due to $6.4 million of borrowings under the Pacific Lumber Credit Agreement and $6.4 million in accretion of discount on the MGI Discount Notes offset by $8.7 million in principal payments on the Timber Notes. The Company and its subsidiaries anticipate that cash flow from operations, together with existing cash, cash equivalents, marketable securities and available sources of financing, will be sufficient to fund their working capital and capital expenditure requirements for the next year. With respect to their long-term liquidity, the Company and its subsidiaries believe that their existing cash and cash equivalents, together with their ability to generate sufficient cash from operations and to obtain both short- and long-term financing, should provide sufficient funds to meet their working capital and capital expenditure requirements. However, due to their highly leveraged condition, the Company and its subsidiaries are more sensitive than less leveraged companies to factors affecting their operations, including governmental regulation affecting timber harvesting practices, increased competition from other lumber producers or alternative building products and general economic conditions.

TRENDS

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See above for cautionary information with respect to such forward-looking statements.

          Pacific Lumber's operations are subject to a variety of California and federal laws, regulations and judicial and administrative interpretations dealing with timber harvesting, endangered species and critical habitat, and air and water quality. Moreover, these laws and regulations are modified from time to time and are subject to judicial and administrative interpretation. Compliance with such laws, regulations and judicial and administrative interpretations, together with the cost of litigation incurred in connection with certain timber harvesting operations of Pacific Lumber, have increased the cost of logging operations. Pacific Lumber is subject to certain pending matters which could have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. There can be no assurance that these pending matters or future governmental regulations, legislation or judicial or administrative decisions would not have a material adverse effect on the Company. See Part II. Item 1. "Legal Proceedings" and Note 6 to the Condensed Consolidated Financial Statements for further information regarding regulatory and environmental factors affecting the Company's operations. See also Note 7 to the Condensed Consolidated Financial Statements for the agreement to extend the Headwaters Agreement to February 17, 1998.

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

          With respect to the Marbled Murrelet action described under "Timber Harvesting Litigation," on April 18, 1997, the U.S. Ninth Circuit Court of Appeals reversed the trial court's decision which had preliminarily enjoined eight already-approved THPs to the extent they rely on the Federal Owl Plan. On June 18, 1997, the court granted defendants' motions for summary judgment disposing of the remaining issues in this case in favor of the defendants.

          With respect to the Redway action described under "Timber Harvesting Litigation," the trial was held on June 23, 1997; the court has not yet issued its decision.

          With respect to the Takings Litigation described under "Timber Harvesting Litigation," the Pacific Lumber Parties have offered to continue and extend the stay of proceedings through September 15, 1997 in response to the request of the United States for an extension of the stay of proceedings.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     A.   EXHIBITS:

          27   Financial Data Schedule

     B.   REPORTS ON FORM 8-K:

          None.

                                 SIGNATURE


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal accounting officer of the Registrant.


                                  MAXXAM GROUP HOLDINGS INC.




Date:  August 1, 1997         By:    /S/ PAUL N. SCHWARTZ
                                       Paul N. Schwartz
                                        Vice President