Form 10-Q
period 1997-09-30
MAXXAM GROUP HOLDINGS INC
filed 1997-11-05
CIK 1029500

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q

                              ---------------

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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
Yes /X/   No /  /

  Number of shares of common stock outstanding at November 3, 1997:  1,000


     Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                         MAXXAM GROUP HOLDINGS INC.

                                   INDEX



PART I.  -  FINANCIAL INFORMATION                                     PAGE

     Item 1.   Financial Statements

          Consolidated Balance Sheet at September 30, 1997 and
               December 31, 1996                                         3
          Consolidated Statement of Operations for the three and
               nine months ended September 30, 1997 and 1996             4
          Consolidated Statement of Cash Flows for the nine months
               ended September 30, 1997 and 1996                         5
          Condensed Notes to Consolidated Financial Statements           6

     Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           13

PART II.  -  OTHER INFORMATION

     Item 1.   Legal Proceedings                                        17
     Item 6.   Exhibits and Reports on Form 8-K                         17
     Signature                                                         S-1

                MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET
                         (IN THOUSANDS OF DOLLARS)


                                                  SEPTEMBER 30,  DECEMBER 31,
                                                       1997          1996
                                                  ------------- -------------
                                                   (Unaudited)
                      ASSETS
Current assets:
     Cash and cash equivalents                    $     81,750  $     73,595
     Marketable securities                              32,970        31,423
     Receivables:
          Trade                                         13,440        18,850
          Other                                          3,471         2,543
     Inventories                                        72,423        72,584
     Prepaid expenses and other current assets           5,849         5,474
                                                  ------------- -------------
          Total current assets                         209,903       204,469
Timber and timberlands, net of accumulated
     depletion of $166,735 and
     $154,567, respectively                            298,814       301,773
Property, plant and equipment, net of accumulated
     depreciation of $73,925 and $67,573,
     respectively                                      102,967       102,788
Note receivable from MAXXAM Inc.                       125,000       125,000
Investment in Kaiser Aluminum Corporation               35,382            --
Deferred financing costs, net                           26,612        29,232
Deferred income taxes                                   58,493        63,414
Restricted cash                                         28,818        29,967
Other assets                                             9,766         6,455
                                                  ------------- -------------
                                                  $    895,755  $    863,098
                                                  ============= =============

      LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
     Accounts payable                             $      4,631  $      3,928
     Accrued interest                                   11,591        25,246
     Accrued compensation and related benefits          11,210        10,033
     Deferred income taxes                              11,320        11,418
     Other accrued liabilities                           2,981         4,253
     Long-term debt, current maturities                 19,428        16,258
                                                  ------------- -------------
          Total current liabilities                     61,161        71,136
Long-term debt, less current maturities                887,090       889,769
Other noncurrent liabilities                            27,757        26,387
                                                  ------------- -------------
          Total liabilities                            976,008       987,292
                                                  ------------- -------------
Contingencies

Stockholder's deficit:
     Common stock, $1.00 par value; 3,000 shares
          authorized; 1,000 shares issued                    1             1
     Additional capital                                123,176        89,767
     Accumulated deficit                              (203,430)     (213,962)
                                                  ------------- -------------
          Total stockholder's deficit                  (80,253)     (124,194)
                                                  ------------- -------------
                                                  $    895,755  $    863,098
                                                  ============= =============



The accompanying notes are an integral part of these financial statements.


                MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF OPERATIONS
                         (IN THOUSANDS OF DOLLARS)


                                         Three Months Ended          Nine Months Ended
                                           September 30,               September 30,
                                    --------------------------- ---------------------------
                                         1997          1996          1997          1996
                                    ------------- ------------- ------------- -------------
                                                          (Unaudited)

Net sales:
     Lumber and logs                $     65,720  $     62,717  $    196,125  $    183,913
     Other                                 7,091         5,756        20,349        15,667
                                    ------------- ------------- ------------- -------------
                                          72,811        68,473       216,474       199,580
                                    ------------- ------------- ------------- -------------

Operating expenses:
     Cost of goods sold (exclusive
          of depletion and
          depreciation)                   39,855        40,122       119,957       114,617
     Selling, general and
          administrative expenses          3,690         4,114        10,938        11,344
     Depletion and depreciation            6,144         6,700        19,351        20,175
                                    ------------- ------------- ------------- -------------
                                          49,689        50,936       150,246       146,136
                                    ------------- ------------- ------------- -------------

Operating income                          23,122        17,537        66,228        53,444

Other income (expense):
     Equity in earnings of Kaiser
          Aluminum Corporation             1,973            --         1,973            --
     Investment, interest and
          other income (expense)           6,922         2,329        19,029         8,377
     Interest expense                    (23,821)      (19,396)      (71,164)      (58,388)
                                    ------------- ------------- ------------- -------------
Income before income taxes                 8,196           470        16,066         3,433
Credit (provision) in lieu of
     income taxes                         (2,376)         (657)       (5,534)          716
                                    ------------- ------------- ------------- -------------
Net income (loss)                   $      5,820  $       (187) $     10,532  $      4,149
                                    ============= ============= ============= =============



The accompanying notes are an integral part of these financial statements.


                MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                         (IN THOUSANDS OF DOLLARS)



                                                        Nine Months Ended
                                                          September 30,
                                                   ---------------------------
                                                        1997          1996
                                                   ------------- -------------
                                                           (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                    $     10,532  $      4,149
     Adjustments to reconcile net income to net
          cash provided by operating activities:
          Depletion and depreciation                     19,351        20,175
          Equity in undistributed earnings of
               Kaiser Aluminum Corporation               (1,973)           --
          Amortization of deferred financing
               costs and discounts on long-term
               debt                                      12,353        10,815
          Net sales of marketable securities              3,260         8,351
          Net gains on marketable securities             (4,807)       (3,635)
     Increase (decrease) in cash resulting from
          changes in:
          Receivables                                     2,717        11,478
          Inventories, net of depletion                     200         1,588
          Prepaid expenses and other assets              (3,687)        1,188
          Accounts payable                                  521         1,270
          Accrued interest                              (13,655)      (16,137)
          Other liabilities                               3,824        (8,729)
          Accrued and deferred income taxes               4,060           254
     Other                                                  162           (28)
                                                   ------------- -------------
               Net cash provided by operating
                    activities                           32,858        30,739
                                                   ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Capital expenditures                                (9,692)       (8,986)
     Net proceeds from sale of assets                        96           110
                                                   ------------- -------------
               Net cash used for investing
                    activities                           (9,596)       (8,876)
                                                   ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Redemptions, repurchases of and principal
          payments on long-term debt                    (16,256)      (14,151)
     Dividends paid                                          --        (3,900)
     Restricted cash withdrawals, net                     1,149           914
                                                   ------------- -------------
               Net cash used for financing
                    activities                          (15,107)      (17,137)
                                                   ------------- -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                 8,155         4,726
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         73,595        48,396
                                                   ------------- -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $     81,750  $     53,122
                                                   ============= =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid, net of capitalized interest    $     72,763  $     63,710
     Tax allocation payments to MAXXAM Inc.        $        169  $        167
     Income taxes paid (refunded)                  $        167  $     (1,549)

SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING
     AND FINANCING ACTIVITIES:
     Timber and timberlands acquired subject to
          long-term debt                           $      7,014  $         --




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

          The consolidated financial statements as of and for the periods ended September 30, 1997 and September 30, 1996 included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 1997, the consolidated results of operations for the three and nine months ended September 30, 1997 and 1996 and consolidated cash flows for the nine months ended September 30, 1997 and 1996.

2.        INVENTORIES

          Inventories consist of the following:



                                               September 30,  December 31,
                                                    1997          1996
                                               ------------- -------------

Lumber                                         $      50,397 $      55,832
Logs                                                  22,026        16,752
                                               ------------- -------------
                                               $      72,423 $      72,584
                                               ============= =============



3.        RESTRICTED CASH

          Restricted cash represents the amount held by the Trustee under the indenture governing the Timber Notes of the Company's indirect wholly owned subsidiary, Scotia Pacific. In addition, cash and cash equivalency include $7,318 and $17,600 at September 30, 1997 and December 31, 1996, respectively, which is restricted for debt service payments on the Timber Notes.

4.        INVESTMENT IN KAISER

          Subsequent to its formation, the Company received, as a capital contribution from MAXXAM, 27,938,250 shares of the common stock of Kaiser which are pledged as collateral for the MGI Notes (the "Pledged Kaiser Shares"). Kaiser is a fully integrated producer and marketer of alumina, primary aluminum and fabricated aluminum products. Kaiser's common stock is publicly traded on the New York Stock Exchange under the trading symbol "KLU." The Pledged Kaiser Shares represented a 35.4% equity interest in Kaiser at September 30, 1997. The Company's ownership interest was diluted from 39% to 35.4% as a result of Kaiser issuing 7,227,848 common shares in conjunction with the conversion of Kaiser's PRIDES on August 29, 1997. The Company follows the equity method of accounting for its investment in Kaiser.

          The Company and MAXXAM are entities under common control; accordingly, the Company has recorded its investment in Kaiser at MAXXAM's historical cost. During the first quarter of 1993, losses exhausted Kaiser's equity with respect to its common stockholders. The Company recorded its equity share of such losses in January 1993 up to the amount of its investment in the Pledged Kaiser Shares. From January 1993 until August 1997, cumulative losses with respect to the results of operations attributable to Kaiser's common stockholders exceeded cumulative earnings. However, this was no longer the case when equity attributable to Kaiser's common stockholders increased upon conversion of the PRIDES into Kaiser common stock. As a result, the Company recorded a $33,400 adjustment to reduce the stockholder's deficit reflecting the Company's 35.4% equity interest in the impact of the PRIDES conversion on the common stockholders. In addition, the Company began recording its equity in Kaiser's results of operations.

          The market value for the Pledged Kaiser Shares on October 31, 1997 was $350,988 based on the closing price on such date. There can be no assurance that such value would be realized should the Company dispose of its investment in the Pledged Kaiser Shares. The following table contains summarized financial information of Kaiser. For more information regarding Kaiser's financial condition and operations, reference is made to Kaiser's Form 10-K for the year ended December 31, 1996 and Form 10-Q for the quarter ended September 30, 1997 as filed with the SEC.



                                             September 30,  December 31,
                                                  1997          1996
                                             ------------- -------------
Current assets                               $  1,009,700  $  1,023,700
Property, plant and equipment, net              1,162,900     1,168,700
Other assets                                      791,700       741,600
                                             ------------- -------------
               Total assets                  $  2,964,300  $  2,934,000
                                             ============= =============

Current liabilities                          $    539,900  $    609,400
Long-term debt, less current maturities           969,300       953,000
Other liabilities                               1,230,400     1,180,600
Minority interests                                124,700       121,700
Stockholders' equity:
     Preferred                                         --        98,100
     Common                                       100,000       (28,800)
                                             ------------- -------------
                                                  100,000        69,300
                                             ------------- -------------
               Total liabilities and
                    stockholders' equity     $  2,964,300  $  2,934,000
                                             ============= =============




                                   Three Months Ended          Nine Months Ended
                                     September 30,               September 30,
                              --------------------------- ---------------------------
                                   1997          1996          1997          1996
                              ------------- ------------- ------------- -------------
Net sales                     $    634,100  $    553,400  $  1,778,600  $  1,652,100
Costs and expenses                (579,600)     (542,900)   (1,637,800)   (1,564,700)
Restructuring of operations             --            --       (19,700)           --
Other expenses                     (25,400)      (20,500)      (81,600)      (65,300)
                              ------------- ------------- ------------- -------------
Income (loss) before income
     taxes and minority
     interests                      29,100       (10,000)       39,500        22,100
Credit (provision) for income
     taxes                         (11,000)        3,800        (2,400)       (8,400)
Minority interests                    (600)         (400)       (3,300)       (2,200)
                              ------------- ------------- ------------- -------------
Net income (loss)                   17,500        (6,600)       33,800        11,500
Dividends on preferred stock        (1,300)       (2,100)       (5,500)       (6,300)
                              ------------- ------------- ------------- -------------
Net income (loss) available
     to common stockholders   $     16,200  $     (8,700) $     28,300  $      5,200
                              ============= ============= ============= =============

Equity in earnings of Kaiser  $      1,973  $         --  $      1,973  $         --
                              ============= ============= ============= =============


5.        LONG-TERM DEBT

          Long-term debt consists of the following:


                                               September 30,  December 31,
                                                    1997          1996
                                               ------------- -------------
7.95% Scotia Pacific Timber Collateralized
     Notes due July 20, 2015                   $    319,965  $    336,130
10-1/2% Pacific Lumber Senior Notes due March
     1, 2003                                        235,000       235,000
11-1/4% MGI Senior Secured Notes due August 1,
     2003                                           100,000       100,000
12-1/4% MGI Senior Secured Discount Notes due
     August 1, 2003, net of discount                113,906       104,173
12% MGHI Senior Secured Notes due August 1,
     2003                                           130,000       130,000
Pacific Lumber Credit Agreement                       7,014            --
Other                                                   633           724
                                               ------------- -------------
                                                    906,518       906,027
Less: current maturities                            (19,428)      (16,258)
                                               ------------- -------------
                                               $    887,090  $    889,769
                                               ============= =============



          On October 9, 1997, the Pacific Lumber Credit Agreement was amended to, among other things, extend the date on which it expires to May 31, 2000.

6.        CONTINGENCIES

          Pacific Lumber's operations are subject to a variety of California and federal laws and regulations dealing with timber harvesting, endangered species and critical habitat, and air and water quality. Moreover, these laws and regulations are modified from time to time and are subject to judicial and administrative interpretation. Compliance with such laws, regulations and judicial and administrative interpretations, together with the cost of litigation incurred in connection with certain timber harvesting operations of Pacific Lumber, increase its cost of logging operations. Pacific Lumber is subject to certain pending matters described below which could have a material adverse effect on the consolidated financial position, results of operations or liquidity of Pacific Lumber, and in turn MGI and the Company. There can be no assurance that certain pending or future governmental regulations, legislation, judicial or administrative decisions or California ballot initiatives will not have a material adverse effect on the Company.

          Regulatory actions and lawsuits are commenced from time to time seeking to have certain species listed as threatened or endangered under the ESA and/or the CESA and, in certain instances, to designate critical habitat for such species. In May 1996, the USFWS published the Final Designation of critical habitat for the marbled murrelet, a coastal seabird, which designated over four million acres as critical habitat for the marbled murrelet. Although nearly all of the designated habitat is public land, approximately 33,000 acres of Pacific Lumber's timberlands are included in the Final Designation, the substantial portion of such acreage being young growth timberlands. In order to mitigate the impact of the Final Designation, particularly with respect to timberlands occupied by the marbled murrelet, Pacific Lumber attempted to develop the Murrelet HCP.
Due to, among other things, the unfavorable response of the USFWS to Pacific Lumber's initial Murrelet HCP efforts, Pacific Lumber and its subsidiaries filed the Takings Litigation alleging that certain portions of their timberlands had been "taken" and are seeking just compensation. Pursuant to the Headwaters Agreement entered into by Pacific Lumber, MAXXAM, the United States and California on September 28, 1996 and described in Note 7 below, the Takings Litigation has been stayed at the request of the parties.

          On April 25, 1997, the NMFS announced the listing of the coho salmon as threatened under the ESA in northern California, including lands owned by Pacific Lumber. On October 1, 1997, the Environmental Protection Information Center, Inc. ("EPIC"), the Sierra Club and others notified Pacific Lumber, NMFS and other regulatory agencies of their intent to file suit against these parties to enjoin an alleged take of the coho salmon within six watersheds on Pacific Lumber's timberlands. It is impossible for the Company to determine the potential adverse effect of the Final Designation, the listing of the coho salmon and/or any related litigation on the Company's consolidated financial position, results of operations or liquidity until such time as various regulatory and legal issues are resolved; however, if Pacific Lumber is unable to harvest, or is severely limited in harvesting, on the affected timberlands, such effect could be materially adverse to Pacific Lumber, and in turn MGI and the Company. If Pacific Lumber is unable to harvest or is severely limited in harvesting, it intends to seek just compensation from the appropriate governmental agencies on the grounds that such restrictions constitute a governmental taking. See
Note 7 below for information regarding Pacific Lumber's recent submission of a revised draft Multi-Species HCP pursuant to the Headwaters Agreement.

          In 1994, the BOF adopted certain regulations regarding compliance with long-term sustained yield ("LTSY") objectives. These regulations require that timber companies project timber growth and harvest on their timberlands over a 100-year planning period and establish a LTSY harvest level that takes into account environmental and economic considerations. Timber companies must submit an SYP demonstrating that the average annual harvest over any rolling ten-year period will not exceed the LTSY harvest level and that their projected timber inventory is capable of sustaining the LTSY harvest level in the last decade of the 100-year planning period. On December 17, 1996, Pacific Lumber submitted a proposed SYP to the CDF which was revised and re-submitted in September 1997. As revised, the proposed SYP sets forth an LTSY harvest level substantially the same as Pacific Lumber's average annual timber harvest over the last six years.
The proposed SYP also indicates that Pacific Lumber's average annual timber harvest during the first decade of the SYP would approximate the LTSY harvest level. During the second decade of the proposed SYP, Pacific Lumber's average annual timber harvest would be approximately 10% less than that proposed for the first decade. The SYP, when approved, will be valid for ten years. Thereafter, revised SYPs are to be prepared every decade that will address the LTSY harvest level based upon reassessment of changes in the resource base and protection of public resources.

          The proposed SYP assumes that the transactions contemplated by the Headwaters Agreement will be consummated and that the Multi-Species HCP will permit Pacific Lumber to harvest its timberlands (including over the next two decades a substantial portion of its old growth timberlands not transferred pursuant to the Headwaters Agreement) to achieve maximum sustained yield. The SYP is subject to review and approval by the CDF, and there can be no assurance that the SYP will be approved in its proposed form. Until the SYP is reviewed and approved, the Company is unable to predict the impact that these regulations will have on Pacific Lumber's future timber harvesting practices. It is possible that the results of the review and approval process could require Pacific Lumber to reduce its timber harvest in future years from the harvest levels set forth in the proposed SYP. The Company believes Pacific Lumber would be able to mitigate the effect of any required reduction in harvest level by acquisitions of additional timberlands and making corresponding amendments to the SYP; however, there can be no assurance that Pacific Lumber would be able to do so, and the amount of such acquisitions would be limited by Pacific Lumber's available financial resources. The Company is unable to predict the impact the sustained yield regulations will have on its financial position, results of operations or liquidity.

          Various groups and individuals have filed objections with the CDF and the BOF regarding the CDF's and the BOF's actions and rulings with respect to certain of Pacific Lumber's THPs and other timber harvesting operations, and Pacific Lumber expects that such groups and individuals will continue to file such objections. In addition, lawsuits are pending or threatened which seek to prevent Pacific Lumber from implementing certain of its approved THPs or which challenge other operations by Pacific Lumber. These challenges have severely restricted Pacific Lumber's ability to harvest old growth timber on its property. To date, challenges with respect to Pacific Lumber's THPs relating to young growth timber and to its other operations have been limited; however, no assurance can be given as to the extent of such challenges in the future. Pacific Lumber believes that environmentally focused challenges to its timber harvesting and other operations are likely to occur in the future, particularly with respect to virgin and residual old growth timber. Although such challenges have delayed or prevented Pacific Lumber from conducting a portion of its operations, they have not had a material adverse effect on Pacific Lumber's consolidated financial position, results of operations or liquidity. Nevertheless, it is impossible to predict the future nature or degree of such challenges or their impact on the consolidated financial position, results of operations or liquidity of Pacific Lumber, and in turn MGI and the Company.

          The Company is also involved in various claims, lawsuits and proceedings. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to determine the ultimate costs that may be incurred, management believes that the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

7.        HEADWATERS AGREEMENT

          On September 28, 1996, the Pacific Lumber Parties entered into the Headwaters Agreement with the United States and California. The Headwaters Agreement provides the framework for the acquisition by the United States and California of approximately 5,600 acres of Pacific Lumber's timberlands commonly referred to as the Headwaters Forest and the Elk Head Springs Forest (collectively, the "Headwaters Timberlands"). A substantial portion of the Headwaters Timberlands consists of virgin old growth timberlands. The Headwaters Timberlands would be transferred in exchange for (a) property and other consideration from the United States and California having an aggregate fair market value of $300 million, and
(b) approximately 7,755 acres of adjacent timberlands (the "Elk River Timberlands") to be acquired by the United States and California from a third party. The United States and California would also acquire and retain an additional 1,900 acres of timberlands from such third party.

          Closing of the Headwaters Agreement is subject to various conditions, including (a) acquisition by the government of the Elk River Timberlands, (b) approval of an SYP (see Note 6) and a Multi-Species HCP (covering the Resulting Pacific Lumber Timber Property and the timberlands to be acquired and retained by the United States and California) and issuance of a Permit, each in form and substance satisfactory to Pacific Lumber, (c) the issuance by the Internal Revenue Service and the California Franchise Tax Board of closing agreements in form and substance sought by and satisfactory to the Pacific Lumber Parties, (d) the absence of a judicial decision in any litigation brought by third parties that any party reasonably believes will significantly delay or impair the transactions described in the Headwaters Agreement, and (e) the dismissal with prejudice at closing of the Takings Litigation.

          As part of the Headwaters Agreement, the Pacific Lumber Parties agreed to not enter the Headwaters Forest or the Elk Head Springs Forest to conduct logging operations, including salvage logging (the "Moratorium"). The Moratorium was to terminate if by July 28, 1997 the parties had not achieved the closing conditions to their respective satisfaction. On March 11, 1997, the Pacific Lumber Parties agreed to amend the Headwaters Agreement to extend to February 17, 1998 the period of time during which these closing conditions must be met. No written amendment has been executed, but the Pacific Lumber Parties have continued to observe the Moratorium. The extension is subject to the achievement of certain milestones toward completion of the Headwaters Agreement, including satisfaction of the Pacific Lumber Parties with the progress of the United States and California in providing the required consideration.

          The U.S. House and Senate have each passed an appropriations bill which contains authorization for the expenditure of $250 million of federal funds toward consummation of the Headwaters Agreement (the "Interior Appropriations Bill"); however, it is unclear whether President Clinton will sign the bill. The federal funding is to remain available until March 1, 1999 and is subject to several conditions, including: (a) contribution by the State of California of its $130 million portion of funding for the Headwaters Agreement, (b) approval by the State of California of an SYP covering the Resulting Pacific Lumber Timber Property, (c) dismissal of the Takings Litigation, (d) issuance by the United States of the Permit, (e) completion of an appraisal of the lands and interests being acquired by the United States (the "Appraisal"), (f) completion of an environmental impact statement with respect to the Multi-Species HCP, and (g) adequate provision having been made for access to the Headwaters Timberlands. Except for acquisition of lands necessary for roadway access to the Headwaters Timberlands, the Interior Appropriations Bill requires specific Congressional authorization of acquisitions that enlarge the Headwaters Timberlands by over five acres. The Interior Appropriations Bill also provides that the acquisition of the Headwaters Timberlands may not be completed prior to the earlier of (a) 180 days after enactment (extended by one day for every day beyond 120 days that the Appraisal is not submitted to Congress), or (b) enactment of any separate authorizing legislation modifying the Interior Appropriations Bill.

          Pacific Lumber submitted a revised draft of the Multi-Species HCP to the USFWS, NMFS and other agencies in September 1997. The Pacific Lumber Parties and regulatory agencies have had ongoing discussions regarding the environmental restrictions to be contained in the Multi-Species HCP, but significant differences remain between what is being requested by the regulatory agencies and what the Pacific Lumber Parties are willing to accept. The Interior Appropriations Bill requires that the regulatory agencies report to Congress regarding (a) the scientific and legal standards and criteria under the ESA used to develop the Multi-Species HCP and the Permit, and (b) should application for the Permit be denied, the precise substantive rationale for such denial. The Pacific Lumber Parties believe that this Congressionally-supervised process may assist the regulatory authorities and the Pacific Lumber Parties to reach an acceptable Multi-Species HCP, but no assurances can be made in this regard.

          Although California has not enacted legislation providing funds for its portion of the acquisition contemplated by the Headwaters
Agreement, representatives of the State of California continue to indicate that they are considering various methods of furnishing the required consideration.

          The parties to the Headwaters Agreement are working to satisfy the closing conditions; however, there can be no assurance that the Headwaters Agreement will be consummated.

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

RESULTS OF OPERATIONS

          The Company and its principal operating subsidiaries, Pacific Lumber and Britt, are engaged in forest products operations. The Company's business is seasonal in that the Company generally experiences lower first quarter sales due largely to the general decline in construction-related activity during the winter months. Accordingly, the Company's results for any one quarter are not necessarily indicative of results to be expected for the full year. The following table presents selected operational and financial information for the three and nine months ended September 30, 1997 and 1996.

                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                      SEPTEMBER 30,               SEPTEMBER 30,
                               --------------------------- ---------------------------
                                    1997          1996          1997          1996
                               ------------- ------------- ------------- -------------
                                (IN MILLIONS OF DOLLARS, EXCEPT SHIPMENTS AND PRICES)

Shipments:
     Lumber: (1)
          Redwood upper grades         12.7          12.8          39.0          36.1
          Redwood common
               grades                  53.9          57.1         178.7         175.2
          Douglas-fir upper
               grades                   3.3           2.8           8.3           7.8
          Douglas-fir common
               grades                  22.5          18.8          59.0          56.7
          Other                         4.6           5.5          13.4          15.8
                               ------------- ------------- ------------- -------------
               Total lumber            97.0          97.0         298.4         291.6
                               ============= ============= ============= =============
     Logs (2)                           4.0           4.5          10.6          16.1
                               ============= ============= ============= =============
     Wood chips (3)                    63.6          55.8         185.9         157.2
                               ============= ============= ============= =============

Average sales price:
     Lumber: (4)
          Redwood upper grades $      1,537  $      1,368  $      1,427  $      1,382
          Redwood common
               grades                   546           518           533           509
          Douglas-fir upper
               grades                 1,243         1,108         1,205         1,138
          Douglas-fir common
               grades                   443           489           473           435
     Logs (4)                           426           478           412           498
     Wood chips (5)                      73            74            75            76

Net sales:
     Lumber, net of discount   $       64.1  $       60.5  $      191.8  $      175.9
     Logs                               1.7           2.2           4.4           8.0
     Wood chips                         4.7           4.1          13.9          11.9
     Cogeneration power                 1.2           1.1           3.4           2.4
     Other                              1.1            .6           3.0           1.4
                               ------------- ------------- ------------- -------------
               Total net sales $       72.8  $       68.5  $      216.5  $      199.6
                               ============= ============= ============= =============
Operating income               $       23.1  $       17.5  $       66.2  $       53.4
                               ============= ============= ============= =============
Operating cash flow (6)        $       29.2  $       24.2  $       85.6  $       73.6
                               ============= ============= ============= =============
Income before income taxes     $        8.2  $         .5  $       16.1  $        3.4
                               ============= ============= ============= =============
Net income (loss)              $        5.8  $        (.2) $       10.5  $        4.1
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



          Net sales
          Net sales for the quarter ended September 30, 1997 increased from the comparable prior year quarter due to higher average realized prices for common and upper grade redwood lumber, partially offset by lower average realized prices for common grade Douglas-fir lumber. Overall, the volume of lumber shipments in the 1997 third quarter was substantially unchanged from the 1996 third quarter as an increase in shipments of common grade Douglas-fir lumber offset a decrease in shipments of common grade redwood lumber. Net sales for the nine months ended September 30, 1997 increased from the comparable prior year period principally due to higher average realized prices and shipments for most categories of redwood and Douglas-fir lumber.

          Operating income
          Operating income for the three and nine months ended September 30, 1997 increased from the comparable prior year periods, principally due to the increase in net sales discussed above.

          Income before income taxes
          Income before income taxes for the three and nine months ended September 30, 1997 increased from the comparable 1996 periods principally due to higher operating income as discussed above. As a result of the conversion of the PRIDES on August 29, 1997, losses no longer exceeded equity with respect to Kaiser's common stockholders. Accordingly, the Company began reflecting its equity share of earnings in Kaiser for the first time since January 1993. The amount of equity in earnings of Kaiser was $2.0 million for the third quarter of 1997. In addition, investment, interest and other income for the quarter ended September 30, 1997 improved due to higher earnings from marketable securities and interest on the MAXXAM Note, whereas interest expense increased as a result of the issuance of the MGHI Notes on December 23, 1996.

          Credit (provision) in lieu of income taxes
          The credit in lieu of income taxes for the nine months ended September 30, 1996 includes a benefit of $2.6 million relating to the refund of taxes previously paid in connection with a settlement of certain federal income tax matters in June 1996.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

          The Pacific Lumber Credit Agreement and the indentures governing the Timber Notes and the Pacific Lumber Senior Notes contain various covenants which, among other things, limit the ability of Pacific Lumber and Scotia Pacific to incur additional indebtedness and liens, to engage in transactions with affiliates, to pay dividends and to make investments. As of September 30, 1997, under the most restrictive of these covenants, approximately $14.2 million of dividends could be paid by Pacific Lumber to MGI.

          As of September 30, 1997, $38.3 million of borrowings was available under the Pacific Lumber Credit Agreement, of which $5.3 million was available for letters of credit and $23.0 million for timberland acquisitions. As of September 30, 1997, $7.0 million of borrowings and $14.7 million in letters of credit were outstanding. On October 9, 1997 the Pacific Lumber Credit Agreement was amended to, among other things, extend the date on which it expires to May 31, 2000.

          The indenture governing the MGI Notes, among other things, restricts the ability of MGI to incur additional indebtedness, engage in transactions with affiliates, pay dividends and make investments. During the nine months ended September 30, 1997, MGI paid dividends of $3.0 million. As of September 30, 1997, under the most restrictive of these covenants, $2.5 million of dividends could be paid by MGI to the Company.

          The indenture governing the MGHI Notes contains various covenants which, among other things, restrict the ability of the Company to incur additional indebtedness and liens, engage in transactions with affiliates, pay dividends and make investments. Except for possible dividends resulting from the potential conclusion of the transactions contemplated by the Headwaters Agreement (see Note 7 to the Condensed Financial Statements), the Company does not expect to pay significant cash dividends during the next several years.

          As of September 30, 1997, the Company had consolidated long-term debt of $858.3 million (net of current maturities and restricted cash deposited in the Liquidity Account) as compared to $859.8 million at December 31, 1996. The change in debt was primarily due to $7.0 million of borrowings under the Pacific Lumber Credit Agreement and $9.7 million in accretion of discount on the MGI Discount Notes offset by $16.2 million in principal payments on the Timber Notes. The Company and its subsidiaries anticipate that cash flow from operations, together with existing cash, cash equivalents, marketable securities and available sources of financing, will be sufficient to fund their working capital and capital expenditure requirements for the next year. With respect to their long-term liquidity, the Company and its subsidiaries believe that their existing cash and cash equivalents, together with their ability to generate sufficient cash from operations and to obtain both short- and long-term financing, should provide sufficient funds to meet their working capital and capital expenditure requirements. However, due to their highly leveraged condition, the Company and its subsidiaries are more sensitive than less leveraged companies to factors affecting their operations, including governmental regulation affecting timber harvesting practices, increased competition from other lumber producers or alternative building products and general economic conditions.

TRENDS

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See above for cautionary information with respect to such forward-looking statements.

          Pacific Lumber's operations are subject to a variety of California and federal laws, regulations and judicial and administrative interpretations dealing with timber harvesting, endangered species and critical habitat, and air and water quality. Moreover, these laws and regulations are modified from time to time and are subject to judicial and administrative interpretation. Compliance with such laws, regulations and judicial and administrative interpretations, together with the cost of litigation incurred in connection with certain timber harvesting operations of Pacific Lumber, increase the cost of logging operations. Pacific Lumber is subject to certain pending matters which could have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. There can be no assurance that these pending matters or future governmental regulations, legislation or judicial or administrative decisions would not have a material adverse effect on the Company. See Part II. Item 1. "Legal Proceedings" and Note 6 to the Condensed Consolidated Financial Statements for further information regarding regulatory and legal proceedings affecting the Company's operations. See also Note 7 to the Condensed Consolidated Financial Statements for information concerning the status of the Headwaters Agreement to February 17, 1998.

          Judicial or regulatory actions adverse to Pacific Lumber, increased regulatory delays and inclement weather in northern California, independently or collectively, could impair Pacific Lumber's ability to maintain adequate log inventories and force Pacific Lumber to temporarily idle or curtail operations at certain lumber mills from time to time.


                        PART II.  OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS

          Reference is made to Item 3 of the Form 10-K for information concerning material legal proceedings with respect to the Company. The following material developments have occurred with respect to such legal proceedings since the date of the Form 10-K. Any capitalized or italicized terms used but not defined in this Item have the same meaning given to them in the Form 10-K.

          On October 1, 1997, the Environmental Protection Information Center, Inc. ("EPIC"), the Sierra Club and others notified Pacific Lumber, NMFS and other regulatory agencies of their intent to file suit against these parties to enjoin an alleged take of the coho salmon within six watersheds on Pacific Lumber's timberlands.

          With respect to the Marbled Murrelet action described under "Timber Harvesting Litigation" in the Form 10-K, on April 18, 1997, the U.S. Ninth Circuit Court of Appeals reversed the trial court's decision which had preliminarily enjoined eight already-approved THPs to the extent they rely on the Federal Owl Plan. On June 18, 1997, the court granted defendants' motions for summary judgment disposing of the remaining issues in this case in favor of the defendants.

          With respect to the Takings Litigation described under "Timber Harvesting Litigation" in the Form 10-K, the parties have asked the court to extend the stay of each action until November 14, 1997.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          A.   EXHIBITS:

               4.1 Second Amendment, dated October 9, 1997, to the Pacific Lumber Credit Agreement (incorporated herein by reference to Exhibit 4.1 to Pacific Lumber's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 1-9204)

               27   Financial Data Schedule

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


                                  MAXXAM GROUP HOLDINGS INC.




Date:  November 5, 1997       By:    /S/ PAUL N.  SCHWARTZ
                                       Paul N. Schwartz
                                      Vice President and
                                    Chief Financial Officer