Form 10-K405
period 1997-12-31
MAXXAM GROUP HOLDINGS INC
filed 1998-03-26
CIK 1029500

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

                              ---------------


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                ACT OF 1934

For the fiscal year ended December 31, 1997   Commission File Number 333-
     18723


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

                              ---------------

        Securities registered pursuant to Section 12(b) of the Act:

                                   None.


        Securities registered pursuant to Section 12(g) of the Act:

                                   None.

                              ---------------

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

   Number of shares of Common Stock outstanding at March 15, 1998:  1,000

     REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
(J)(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                    DOCUMENTS INCORPORATED BY REFERENCE:

                              Not applicable.

                             TABLE OF CONTENTS


                                   PART I

     Item 1.   Business                                               2
                    General                                           2
                    Forest Products Operations
                         Pacific Lumber Operations                    2
                         Britt Lumber Operations                      8
                         Regulatory and Environmental Factors and
                              Headwaters Agreement                    9
                         Aluminum Operations                         13

     Item 2.   Properties                                            16

     Item 3.   Legal Proceedings                                     16

     Item 4.   Submission of Matters to a Vote of Security Holders   18

                                  PART II

     Item 5.   Market for Registrant's Common Equity and Related
               Stockholder Matters                                   18

     Item 6.   Selected Financial Data                               19

     Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                   19

     Item 8.   Financial Statements and Supplementary Data           25
                    Report of Independent Public Accountants         25
                    Consolidated Balance Sheet                       26
                    Consolidated Statement of Operations             27
                    Consolidated Statement of Cash Flows             28
                    Notes to Consolidated Financial Statements       29

     Item 9.   Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure                44

                                  PART III

     Items
        10-13. Not applicable.

                                  PART IV

     Item 14.  Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K                                   45


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

          Pacific Lumber, which has been in continuous operation for over 125 years, engages in several principal aspects of the lumber industry--the growing and harvesting of redwood and Douglas-fir timber, the milling of logs into lumber products and the manufacturing of lumber into a variety of value-added finished products. Britt manufactures redwood fencing and decking products from small diameter logs, a substantial portion of which Britt acquires from Pacific Lumber (as Pacific Lumber cannot efficiently process them in its own mills). The Company also owns 27,938,250 shares of the common stock of Kaiser Aluminum Corporation ("Kaiser"), representing a 35.4% interest in Kaiser. MAXXAM has a direct interest in Kaiser of 27.9%. Kaiser is a publicly traded company (New York Stock Exchange trading symbol "KLU") which operates in all principal aspects of the aluminum industry - the mining of bauxite, the refining of bauxite into alumina, the production of primary aluminum from alumina, and the manufacture of fabricated (including semi-fabricated) aluminum products.

          This Annual Report on Form 10-K contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places (see Item 1. "Business--Forest Products Operations-- Regulatory and Environmental Factors" and "--Aluminum Operations," Item 3. "Legal Proceedings" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Background," "--Financial Condition and Investing and Financing Activities" and "--Trends"). Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates,""will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements and changing prices and market conditions. This report identifies other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

FOREST PRODUCTS OPERATIONS

     PACIFIC LUMBER OPERATIONS

          Timberlands
          Pacific Lumber owns and manages approximately 202,000 acres of virtually contiguous commercial timberlands located in Humboldt County along the northern California coast, an area which has very favorable soil and climate conditions for growing timber. These timberlands contain approximately three-quarters redwood and one-quarter Douglas-fir timber, are located in close proximity to Pacific Lumber's four sawmills and contain an extensive network of roads. Approximately 179,000 acres of Pacific Lumber's timberlands are owned by Scotia Pacific (the "Scotia Pacific Timberlands"), a special purpose Delaware corporation and wholly owned subsidiary of Pacific Lumber. Pacific Lumber has the exclusive right to harvest (the "Pacific Lumber Harvest Rights") approximately 8,000 acres of the Scotia Pacific Timberlands consisting substantially of virgin old growth redwood and virgin old growth Douglas-fir timber located on numerous small parcels throughout the Scotia Pacific Timberlands. The timber on the Scotia Pacific Timberlands which is not subject to the Pacific Lumber Harvest Rights is referred to herein as the "Scotia Pacific Timber." Substantially all of Scotia Pacific's assets are pledged as security for Scotia Pacific's 7.95% Timber Collateralized Notes due 2015 (the "Timber Notes"). Pacific Lumber harvests and purchases from Scotia Pacific all of the logs harvested from the Scotia Pacific Timber. See "--Relationships With Scotia Pacific and Britt" for a description of this and other relationships among Pacific Lumber, Scotia Pacific and Britt.

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

          Pacific Lumber engages in extensive efforts to supplement the natural regeneration of timber and increase the amount of timber on its timberlands. Pacific Lumber is required to comply with California forestry regulations regarding reforestation, which generally require that an area be reforested to specified standards within an established period of time. Pacific Lumber also actively engages in efforts to establish timberlands from open areas such as pasture land. Regeneration of redwood timber generally is accomplished through the natural growth of new redwood sprouts from the stump remaining after a redwood tree is harvested. Such new redwood sprouts grow quickly, thriving on existing mature root systems. In addition, Pacific Lumber supplements natural redwood regeneration by planting redwood seedlings. Douglas-fir timber grown on Pacific Lumber's timberlands is regenerated almost entirely by planting seedlings. During 1997, Pacific Lumber planted an estimated 659,000 redwood and Douglas-fir seedlings.

          Harvesting Practices
          The ability of Pacific Lumber to sell logs or lumber products will depend, in part, upon its ability to obtain regulatory approval of timber harvesting plans ("THPs"). THPs are required to be developed by registered professional foresters and must be filed with, and approved by, the California Department of Forestry ("CDF") prior to the harvesting of timber. Each THP is designed to comply with applicable laws and regulations. The CDF's evaluation of proposed THPs incorporates review and analysis of such THPs by several California and federal agencies and public comments received with respect to such THPs. An approved THP is applicable to specific acreage and specifies the harvesting method and other conditions relating to the harvesting of the timber covered by such THP. See "--Regulatory and Environmental Factors and Headwaters Agreement" for information regarding Pacific Lumber's obligation to develop a plan establishing a long-term sustained yield level for its timberlands. That section also contains information regarding threatened and endangered species listings, a critical habitat designation and similar matters concerning Pacific Lumber and its operations. The number of Pacific Lumber's approved THPs and the amount of timber covered by such THPs varies significantly from time to time, depending upon a variety of factors, including the timing of agency review.

          Pacific Lumber maintains a detailed geographical information system covering its timberlands (the "GIS"). The GIS covers numerous aspects of Pacific Lumber's properties, including timber type, tree class, wildlife data, roads, rivers and streams. By carefully monitoring and updating this data base and conducting field studies, Pacific Lumber's foresters are better able to develop detailed THPs addressing the various regulatory requirements. Pacific Lumber also utilizes a Global Positioning System ("GPS") which allows precise location of geographic features through satellite positioning.

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

          Production Facilities
          Pacific Lumber owns four highly mechanized sawmills and related facilities located in Scotia, Fortuna and Carlotta, California. The sawmills historically have been supplied almost entirely from timber harvested from Pacific Lumber's timberlands. Since 1986, Pacific Lumber has implemented numerous technological advances that have increased the operating efficiency of its production facilities and the recovery of finished products from its timber. Over the past three years, Pacific Lumber's annual lumber production has averaged approximately 297 million board feet, with approximately 309, 291and 290 million board feet produced in 1997, 1996 and 1995, respectively. The Fortuna sawmill produces primarily common grade lumber. During 1997, the Fortuna mill produced approximately 101 million board feet of lumber. The Carlotta sawmill produces both common and upper grade redwood lumber. During 1997, the Carlotta mill produced approximately 76 million board feet of lumber. Sawmills "A" and "B" are both located in Scotia. Sawmill "A" processes Douglas-fir logs and Sawmill "B" primarily processes large diameter redwood logs. During 1997, Sawmills "A" and "B" produced 91 million and 41 million board feet of lumber, respectively.

          Pacific Lumber operates a finishing and remanufacturing plant in Scotia which processes rough lumber into a variety of finished products such as trim, fascia, siding and paneling. These finished products include the redwood lumber industry's largest variety of customized trim and fascia patterns. Remanufacturing enhances the value of some grades of lumber by assembling knot-free pieces of narrower and shorter lumber into wider or longer pieces in its state-of-the-art end and edge glue plants. The result is a standard sized upper grade product which can be sold at a significant premium over common grade products. Pacific Lumber has also installed a lumber remanufacturing facility at its mill in Fortuna which processes low grade redwood common lumber into value-added, higher grade redwood fence and related products.

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

          In addition, Pacific Lumber owns and operates a modern 25-megawatt cogeneration power plant which is fueled almost entirely by the wood residue from Pacific Lumber's milling and finishing operations. This power plant generates substantially all of the energy requirements of Scotia, California, the town adjacent to Pacific Lumber's timberlands where several of its manufacturing facilities are located. Pacific Lumber sells surplus power to Pacific Gas and Electric Company. In 1997, the sale of surplus power accounted for approximately 2% of Pacific Lumber's total revenues.

          Products
          The following table sets forth the distribution of Pacific Lumber's lumber production (on a net board foot basis) and revenues by product line:



                              Year Ended December 31, 1997              Year Ended December 31, 1996
                       ----------------------------------------- -----------------------------------------
                         % of Total                                % of Total
                           Lumber      % of Total                    Lumber      % of Total
                         Production      Lumber      % of Total    Production      Lumber      % of Total
       Product             Volume       Revenues      Revenues       Volume       Revenues      Revenues
                       ------------- ------------- ------------- ------------- ------------- -------------
Upper grade redwood
     lumber                      12%           34%           29%           13%           33%           28%
Common grade redwood
     lumber                      55%           42%           35%           53%           42%           35%
                       ------------- ------------- ------------- ------------- ------------- -------------
     Total redwood
          lumber                 67%           76%           64%           66%           75%           63%
                       ------------- ------------- ------------- ------------- ------------- -------------
Upper grade Douglas-
     fir lumber                   4%            6%            5%            3%            6%            5%
Common grade Douglas-
     fir lumber                  25%           16%           13%           27%           16%           13%
                       ------------- ------------- ------------- ------------- ------------- -------------
     Total Douglas-
          fir lumber             29%           22%           18%           30%           22%           18%
                       ------------- ------------- ------------- ------------- ------------- -------------
Other grades of
     lumber                       4%            2%            2%            4%            3%            2%
                       ------------- ------------- ------------- ------------- ------------- -------------
          Total
               lumber           100%          100%           84%          100%          100%           83%
                       ============= ============= ============= ============= ============= =============

Logs                                                          7%                                        9%
                                                   =============                             =============

Hardwood chips                                                3%                                        2%
Softwood chips                                                4%                                        4%
                                                   -------------                             -------------
     Total wood chips                                         7%                                        6%
                                                   =============                             =============




          Lumber.    In 1997, Pacific Lumber sold approximately 312 million
board feet of lumber, which accounted for approximately 84% of Pacific Lumber's total revenues. Lumber products vary greatly by the species and quality of the timber from which it is produced. Lumber is sold not only by grade (such as "upper" grade versus "common" grade), but also by board size and the drying process associated with the lumber.

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

          Upper grade redwood lumber, which is derived primarily from large diameter logs and is characterized by an absence of knots and other defects, is used primarily in distinctive interior and exterior applications. The overall supply of upper grade lumber has been diminishing due to increasing environmental and regulatory restrictions and other factors, and Pacific Lumber's supply of upper grade lumber has decreased in some premium product categories. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Background." Common grade redwood lumber, Pacific Lumber's largest volume product, has many of the same aesthetic and structural qualities of redwood uppers, but has some knots, sapwood and a coarser grain. Such lumber is commonly used for construction purposes, including outdoor structures such as decks, hot tubs and fencing.

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

          Wood Chips. Pacific Lumber uses a whole-log chipper to produce wood chips from hardwood trees which would otherwise be left as waste. These chips are sold to third parties primarily for the production of facsimile and other specialty papers. Pacific Lumber also produces softwood chips from the wood residue from its milling operations. These chips are sold to third parties for the production of wood pulp and paper products.

          Backlog and Seasonality
          Pacific Lumber's backlog of sales orders at December 31, 1997 and 1996 was approximately $26.4 and approximately $21.3 million, respectively, the substantial portion of which was delivered in the first quarter of the next fiscal year. Pacific Lumber has historically experienced lower first quarter sales due largely to the general decline in construction-related activity during the winter months. As a result, Pacific Lumber's results in any one quarter are not necessarily indicative of results to be expected for the full year.

          Other
          The Company also derives revenues from a soil amendment operation and a concrete block manufacturing operation.

          Marketing
          The housing, construction and remodeling markets are the primary markets for Pacific Lumber's lumber products. Pacific Lumber's policy is to maintain a wide distribution of its products both geographically and in terms of the number of customers. Pacific Lumber sells its lumber products throughout the country to a variety of accounts, the large majority of which are wholesalers, followed by retailers, industrial users, exporters and manufacturers. Upper grades of redwood and Douglas-fir lumber are sold throughout the entire United States, as well as to export markets. Common grades of redwood lumber are sold principally west of the Mississippi River, with California accounting for approximately 66% of these sales in 1997. Common grades of Douglas-fir lumber are sold primarily in California. In 1997, Pacific Lumber had three customers which accounted for approximately 10%, 5% and 5%, respectively, of Pacific Lumber's total revenues. Exports of lumber accounted for approximately 6% of Pacific Lumber's total revenues in 1997. Pacific Lumber markets its products through its own sales staff which focuses primarily on domestic sales.

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

          Employees
          As of March 1, 1998, Pacific Lumber had approximately 1,550 employees, none of whom are covered by a collective bargaining agreement.

          Relationships with Scotia Pacific and Britt
          In March 1993, Pacific Lumber consummated its offering of $235 million of 10-1/2% Senior Notes due 2003 (the "Pacific Lumber Senior Notes") and Scotia Pacific consummated its offering of $385 million of Timber Notes. Upon the closing of such offerings, Pacific Lumber, Scotia Pacific and Britt entered into a variety of agreements. Pacific Lumber and Scotia Pacific entered into a Services Agreement (the "Services Agreement") and an Additional Services Agreement (the "Additional Services Agreement"). Pursuant to the Services Agreement, Pacific Lumber provides operational, management and related services with respect to the Scotia Pacific Timber not performed by Scotia Pacific's own employees. Such services include the furnishing of all equipment, personnel and expertise not within Scotia Pacific's possession and reasonably necessary for the operation and maintenance of the Scotia Pacific Timber. In particular, Pacific Lumber is required to regenerate Scotia Pacific Timber, prevent and control loss of Scotia Pacific Timber by fires, maintain a system of roads throughout the Scotia Pacific Timberlands, take measures to control the spread of disease and insect infestation affecting Scotia Pacific Timber and comply with environmental laws and regulations. Pacific Lumber is also required (to the extent necessary) to assist Scotia Pacific personnel in updating the GIS and to prepare and file, on Scotia Pacific's behalf, all pleadings and motions and otherwise diligently pursue appeals of any denial of any THP and related matters. As compensation for these and the other services to be provided by Pacific Lumber, Scotia Pacific pays a fee which is adjusted on January 1 of each year based on a specified government index relating to wood products. The fee was approximately $115,400 per month in 1997 and is expected to be approximately $117,300 per month in 1998.

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

          Pacific Lumber and Scotia Pacific also entered into a Master Purchase Agreement (the "Master Purchase Agreement"). The Master Purchase Agreement governs all purchases of logs by Pacific Lumber from Scotia Pacific. Each purchase of logs by Pacific Lumber from Scotia Pacific is made pursuant to a separate log purchase agreement (which incorporates the terms of the Master Purchase Agreement) for the Scotia Pacific Timber covered by an approved THP. Such log purchase agreement provides for the sale to Pacific Lumber of the logs harvested from the Scotia Pacific Timber covered by such THP and generally constitutes an exclusive agreement with respect to the timber covered thereby, subject to certain limited exceptions. The Master Purchase Agreement generally contemplates that all sales of logs by Scotia Pacific to Pacific Lumber will be at a price which equals or exceeds the applicable stumpage price for such species and category, as set forth in the most recent Harvest Value Schedule published by the California State Board of Equalization (the "SBE Price"). The Harvest Value Schedule is published by the California State Board of Equalization at six month intervals for the purpose of computing yield taxes imposed on the harvesting of timber. SBE Prices are based on average actual log prices between unrelated parties over a recent twenty-four month period. As Pacific Lumber purchases logs from Scotia Pacific pursuant to the Master Purchase Agreement, Pacific Lumber is responsible, at its own expense, for harvesting and removing the standing Scotia Pacific Timber covered by approved THPs, and the purchase price is therefore based upon "stumpage prices." Substantially all of Scotia Pacific's revenues are derived from the sale of logs to Pacific Lumber under the Master Purchase Agreement.

          Pacific Lumber, Scotia Pacific and Salmon Creek also entered into a Reciprocal Rights Agreement granting to each other certain reciprocal rights of egress and ingress through their respective properties in connection with the operation and maintenance of such properties and their respective businesses. In addition, Pacific Lumber entered into an Environmental Indemnification Agreement with Scotia Pacific pursuant to which Pacific Lumber agreed to indemnify Scotia Pacific from and against certain present and future liabilities arising with respect to hazardous materials, hazardous materials contamination or disposal sites, or under environmental laws with respect to the Scotia Pacific Timberlands. In particular, Pacific Lumber is liable with respect to any contamination which occurred on the Scotia Pacific Timberlands prior to the date of this agreement.

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

     BRITT LUMBER OPERATIONS

          Business
          Britt is located in Arcata, California, approximately 45 miles north of Pacific Lumber's headquarters. Britt's primary business is the processing of small diameter redwood logs into wood fencing products for sale to retail and wholesale customers. Britt was incorporated in 1965 and operated as an independent manufacturer of fence products until July 1990, when it was purchased by a subsidiary of the Company. Britt purchases small diameter (6 to 11 inch) redwood logs of varying lengths. Britt's purchases are primarily from Pacific Lumber, although it does purchase a variety of different diameter and different length logs from various other timberland owners. Britt processes logs at its mill into a variety of different fencing products, including "dog-eared" 1" x 6" fence stock in six foot lengths, 4" x 4" fence posts in 6 through 12 foot lengths, and other lumber products in 6 through 12 foot lengths. Britt's purchases of logs from third parties are generally consummated pursuant to short-term contracts of twelve months or less. See "--Pacific Lumber Operations-- Relationships with Scotia Pacific and Britt" for a description of Britt's log purchases from Pacific Lumber.

          Marketing
          In 1997, Britt sold approximately 90 million board feet of lumber products to approximately 84 different customers. Over one-half of its 1997 lumber sales were in California. The remainder of its 1997 sales were in ten other western states. In 1997, Britt had four customers which accounted for 29%, 18%, 10% and 8%, respectively, of Britt's total sales. Britt markets its products through its own salesmen to a variety of customers, including distribution centers, industrial remanufacturers, wholesalers and retailers.

          Britt's backlog of sales orders at December 31, 1997 and 1996 was approximately $5.4 million and $4.2 million, respectively, the substantial portion of which was delivered in the first quarter of the next fiscal year.

          Facilities and Employees
          Britt's manufacturing operations are conducted on 12 acres of land, 10 acres of which are leased on a long-term fixed-price basis from an unrelated third party. Production is conducted in a 46,000 square foot mill. An 18-acre log sorting and storage yard is located one quarter of a mile away. The mill was constructed in 1980, and capital expenditures to enhance its output and efficiency are made periodically. Britt's (single shift) mill capacity, assuming 40 production hours per week, is estimated at 37.4 million board feet of fencing products per year. As of March 1, 1998, Britt employed approximately 125 people, none of whom are covered by a collective bargaining agreement.

          Competition
          Management estimates that Britt accounted for approximately one-third of the total redwood fence market in 1997. Britt competes primarily with the northern California mills of Louisiana Pacific, Georgia Pacific, Eel River and Redwood Empire.

     REGULATORY AND ENVIRONMENTAL FACTORS AND HEADWATERS AGREEMENT

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" and "Status of Multi-Species HCP, SYP and Headwaters Agreement" in this section for cautionary information with respect to such forward-looking statements.

          General
          Pacific Lumber's business is subject to a variety of California and federal laws and regulations dealing with timber harvesting, threatened and endangered species and habitat for such species, and air and water quality. Compliance with such laws and regulations plays a significant role in Pacific Lumber's business. The California Forest Practice Act (the "Forest Practice Act") and related regulations adopted by the California Board of Forestry (the "BOF") set forth detailed requirements for the conduct of timber harvesting operations in California. These requirements include the obligation of timber companies to prepare, and obtain regulatory approval of, detailed THPs (timber harvesting plans) containing information with respect to areas proposed to be harvested (see "-- Harvesting Practices" above). As described further below, California law has also required large timber companies submitting THPs to demonstrate that their proposed timber operations will not decrease the sustainable productivity of their timberlands. A timber company may comply with this requirement by submitting for review and approval by the CDF a long-term sustained yield plan ("SYP") establishing a long-term sustained yield harvest level for their timberlands. The federal Endangered Species Act (the "ESA") and California Endangered Species Act (the "CESA") provide in general for the protection and conservation of specifically listed wildlife and plants which have been declared to be endangered or threatened. The operations of Pacific Lumber are also subject to the California Environmental Quality Act ("CEQA"), which provides for protection of the state's air and water quality and wildlife, and the California Water Quality Act and Federal Clean Water Act, which require that Pacific Lumber conduct its operations so as to reasonably protect the water quality of nearby rivers and streams.

          While compliance with such laws, regulations and judicial and administrative interpretations, together with the cost of litigation incurred in connection with certain timber harvesting operations, have increased the costs of Pacific Lumber, they have not had a significant adverse effect on its financial position, results of operations or liquidity. However, these laws and related administrative actions and legal challenges have severely restricted the ability of Pacific Lumber to harvest virgin old growth timber on its timberlands, and to a lesser extent, residual old growth timber. As a result, Pacific Lumber, Scotia Pacific and Salmon Creek in April 1996 filed two actions (the "Takings Litigation") alleging that certain portions of their timberlands had been "taken" by California and the United States and seeking just compensation. See Item 3. "Legal Proceedings--Takings Litigation."

          Headwaters Agreement
          On September 28, 1996, Pacific Lumber (on behalf of itself, its subsidiaries and affiliates) and MAXXAM (collectively, the "Pacific Lumber Parties") entered into an agreement with the United States and California ("Headwaters Agreement") which provides the framework for the acquisition by the United States and California of approximately 5,600 acres of Pacific Lumber's timberlands. These timberlands are commonly referred to as the Headwaters Forest and the Elk Head Springs Forest (collectively, the "Headwaters Timberlands"). A substantial portion of the Headwaters Timberlands consists of virgin old growth timberlands. Approximately 4,900 of these acres are owned by Salmon Creek, with the remaining acreage being owned by Scotia Pacific (Pacific Lumber having harvesting rights on approximately 300 of such acres). The Headwaters Timberlands would be transferred in exchange for (a) property and other consideration from the United States and California having an aggregate fair market value of $300 million, and (b) approximately 7,755 acres of adjacent timberlands (the "Elk River Timberlands") to be acquired from a third party. As part of the Headwaters Agreement, the Pacific Lumber Parties agreed to not enter the Headwaters Forest or the Elk Head Springs Forest to conduct any logging or salvage operations.

          Closing of the Headwaters Agreement is subject to various conditions, including (a) the United States and California furnishing the requisite consideration, (b) approval of an SYP for Pacific Lumber's timberlands, in form and substance satisfactory to Pacific Lumber, (c) approval of a habitat conservation plan covering multiple species ("Multi-Species HCP") and issuance of a related incidental take permit (the "Permit") covering Pacific Lumber's timberlands, each in form and substance satisfactory to Pacific Lumber, (d) the issuance by the Internal Revenue Service and the California Franchise Tax Board of tax closing agreements in form and substance sought by and satisfactory to the Pacific Lumber Parties, (e) acquisition of the Elk River Timberlands, (f) the absence of a judicial decision in any litigation brought by third parties that any party reasonably believes will significantly delay or impair the transactions described in the Headwaters Agreement, and (g) the dismissal of the Takings Litigation.

          In November 1997, President Clinton signed an appropriations bill which contains authorization for the expenditure of $250 million of federal funds toward consummation of the Headwaters Agreement (the "Interior Appropriations Bill"). The federal funding is to remain available until March 1, 1999 and is subject to, among other things, contribution by the State of California of its $130 million portion of funding for the Headwaters Agreement. Although California has not enacted legislation providing funds for its portion of the acquisition contemplated by the Headwaters Agreement, representatives of the State of California continue to indicate that they are considering various methods of furnishing the required consideration. In August 1997, Pacific Lumber submitted drafts of the Multi-Species HCP and the SYP to the appropriate government agencies for review. On February 27, 1998, Pacific Lumber, MAXXAM and various government agencies entered into a Pre-Permit Application Agreement in Principle (the "HCP/SYP Agreement") regarding certain understandings that they had reached regarding the Multi-Species HCP, the Permit and the SYP. The parties have been discussing the tax closing agreements but, to date, have not been able to reach agreement. The parties to the Headwaters Agreement are working diligently to satisfy the other closing conditions.

          Terms of the HCP/SYP Agreement
          The Company believes that execution of the HCP/SYP Agreement mentioned above is an important milestone toward completion of the Headwaters Agreement. The HCP/SYP Agreement provides that the Permit and Multi-Species HCP would have a term of 50 years. Subject to certain rights of Pacific Lumber to seek an amendment to the Permit and Multi-Species HCP, the HCP/SYP Agreement provides that for the term of the Permit, only management activities designed to enhance habitat could be conducted by Pacific Lumber in twelve forest groves not being sold to the United States
and California.   These groves aggregate approximately 8,000 acres and
consist of substantial quantities of virgin and residual old growth redwood and Douglas-fir timber. These limitations are designed primarily to protect habitat for the marbled murrelet, a coastal seabird which has been listed as endangered under the CESA and threatened under the ESA. The HCP/SYP Agreement also requires Pacific Lumber to initiate a specified watershed assessment process, which Pacific Lumber has begun. This process is intended to result in appropriate protective zones for fish and other wildlife being established adjacent to the streams on Pacific Lumber's timberlands. Until the watershed assessment process is complete, Pacific Lumber must incorporate certain interim stream protective measures into its THPs, including amending its pending (but not yet approved) THPs. These interim stream protection measures are more stringent than the measures currently required by existing state regulations.

          Effect of the HCP/SYP Agreement
          In addition to being an important milestone toward completion of the Headwaters Agreement, the Company also believes that the HCP/SYP Agreement would be a positive development in respect of the environmental challenges that it has faced over the last several years. For instance, various groups and individuals have filed objections with the CDF and the BOF regarding these agencies' actions and rulings with respect to certain of Pacific Lumber's THPs. In addition, lawsuits are pending or threatened which seek to prevent Pacific Lumber from implementing certain of its approved THPs. While challenges with respect to Pacific Lumber's young growth timber have historically been limited, a lawsuit was recently filed under the ESA which relates to a significant number of THPs covering young growth timber of Pacific Lumber. See Item 3. "Legal Proceedings--Timber Harvesting Litigation." While the Company expects these environmentally focused objections and lawsuits to continue, it believes that the HCP/SYP Agreement will enhance its position in connection with these challenges. The Company also believes that the Multi-Species HCP would expedite the preparation and facilitate approval of its THPs.

          A related environmental challenge which Pacific Lumber has faced is the listing of threatened or endangered species which are found on Pacific Lumber's timberlands. Several species, including the northern spotted owl, the marbled murrelet and the coho salmon, have been listed as endangered or threatened under the ESA and/or the CESA. Other species such
as the steelhead trout could be listed in the future.   Pacific Lumber has
developed federal and state northern spotted owl management plans which permit harvesting activities to be conducted so long as Pacific Lumber adheres to certain measures designed to protect the northern spotted owl.

          The potential impact of the listings of the marbled murrelet and the coho salmon is more uncertain. The marbled murrelet has been listed as endangered under the CESA and as threatened under the ESA. Approximately 33,000 acres of Pacific Lumber's timberlands have been designated as critical habitat for the marbled murrelet. Pacific Lumber incorporates mitigation measures into its THPs as necessary to protect and maintain habitat for the marbled murrelet on its timberlands and conducts certain pre-harvest marbled murrelet surveys. These surveys delay the review and approval process with respect to certain of the THPs filed by Pacific Lumber. They have also indicated that Pacific Lumber has certain timberlands which are occupied murrelet habitat. As discussed in "--Terms of the HCP/SYP Agreement" above, the HCP/SYP Agreement contains provisions regarding protection of the marbled murrelet.

          The coho salmon was listed in April 1997 as threatened under the ESA in northern California, including Pacific Lumber's timberlands. The State of California and other persons, including Pacific Lumber, are working with NMFS and other government agencies to determine what mitigation measures will be instituted to protect the coho salmon. As discussed above, the HCP/SYP Agreement contains provisions regarding establishment of protective measures for the coho salmon and other fish and wildlife species. Pacific Lumber is also attempting to include in the Multi-Species HCP a resolution of the potential effect of limits by the Environmental Protection Agency ("EPA") on sedimentation, temperature and other factors (i.e. non-point source total maximum daily loadings; "TMDL"). The EPA is in the process of establishing limits on TMDL under the Federal Clean Water Act for seventeen northern California rivers and certain of their tributaries, including rivers within Pacific Lumber's timberlands. The TMDL limits will be aimed at protecting water quality.

          As a result of the HCP/SYP Agreement, Pacific Lumber will revise and resubmit the Multi-Species HCP. If the Multi-Species HCP is approved, Pacific Lumber would be issued the Permit, which would allow limited incidental "take" of listed species so long as there was no "jeopardy" to the species. The Multi-Species HCP would also identify measures to be instituted in order to minimize and mitigate the anticipated level of take to the greatest extent possible. The Multi-Species HCP will be designed to protect habitat for and accommodate species currently listed under the ESA and CESA such as the marbled murrelet and coho salmon, as well as to consider candidate and future-listed species and their potential habitat needs. This forward-looking feature of the Multi-Species HCP is designed to both protect future-listed species and their habitat, and to provide more certainty and protection to Pacific Lumber against further restrictions on harvesting as a result of future listings or unforeseen circumstances. This additional protection and certainty against future listings and unforeseen circumstances is referred to as the "no surprises" policy of the United States Fish and Wildlife Service ("USFWS"), which must review and approve the Multi-Species HCP.

          The HCP/SYP Agreement also contains certain provisions relating to the SYP. Pacific Lumber will submit a revised SYP, which will assume that the transactions contemplated by the Headwaters Agreement (including acquisition of the Elk River Timberlands) will be consummated and that the Multi-Species HCP will be approved. Subject to further study, the Company expects Pacific Lumber to propose a long-term sustained yield harvest level ("LTSY") which is somewhat less than Pacific Lumber's recent harvest levels. In order to mitigate the anticipated impact of the SYP, Pacific Lumber has acquired approximately 11,000 acres of timberlands since January 1, 1996 and expects to continue to acquire such additional timberlands as will enable it to maintain recent harvest levels. However, there can be no assurance that Pacific Lumber would be able to continue such acquisitions, which would be limited by Pacific Lumber's financial resources and the
availability of acceptable properties.   If the SYP is approved, Pacific
Lumber will have complied with certain BOF regulations requiring that timber companies project timber growth and harvest on their timberlands over a 100-year planning period and establish an LTSY harvest level.
The SYP must demonstrate that the average annual harvest over any rolling ten-year period will not exceed the LTSY harvest level and that Pacific Lumber's projected timber inventory is capable of sustaining the LTSY harvest level in the last decade of the 100-year planning period.
The HCP/SYP Agreement provides that upon submission of certain timber growth estimates by Pacific Lumber, CDF will find the SYP sufficient for public review. An approved SYP is expected to be valid for ten years, although it would be subject to review after five years. Thereafter, revised SYPs will be prepared every decade that address the LTSY harvest level based upon reassessment of changes in the resource base and other factors.

          Status of the Multi-Species HCP, the SYP and the Headwaters
          Agreement
          The final terms of the SYP, the Multi-Species HCP and the Permit are subject to additional negotiation and agreement among the parties. At such time as the parties reach agreement on the form of the Multi-Species HCP and the Permit, these documents, along with federal and state environmental impact statements, will be made available for public review and comment. After the government agencies complete the public review process and approve a final environmental impact statement, the agencies will decide whether to approve a Multi-Species HCP and a Permit. A similar process will occur with respect to the SYP. While the Company believes that the HCP/SYP Agreement represents an important milestone toward completion of the Headwaters Agreement and the parties are working diligently to complete the Multi-Species HCP and the SYP as well as the other closing conditions contained in the Headwaters Agreement, there can be no assurance that the Headwaters Agreement will be consummated or that an SYP, Multi-Species HCP or Permit acceptable to Pacific Lumber will be approved.

          In the event that a Multi-Species HCP is not approved, Pacific Lumber will not enjoy the benefits of expedited preparation and facilitated review of its THPs. Furthermore, if a Multi-Species HCP acceptable to Pacific Lumber is not approved, it is impossible for the Company to determine the potential adverse effect of the listings of the marbled murrelet and coho salmon or the TMDL limits on the Company's financial position, results of operations or liquidity until such time as the various regulatory and legal issues are resolved; however, if Pacific Lumber is unable to harvest, or is severely limited in harvesting, on significant amounts of its timberlands, such effect could be materially adverse to the Company. If the Headwaters Agreement is not consummated and Pacific Lumber is unable to harvest or is severely limited in harvesting on various of its timberlands, it intends to continue and/or expand its Takings Litigation seeking just compensation from the appropriate governmental agencies on the grounds that such restrictions constitute an uncompensated governmental taking of private property for public use.

          Potential Future Developments
          Laws, regulations and related judicial decisions and administrative interpretations dealing with Pacific Lumber's operations are subject to change and new laws and regulations are frequently introduced concerning the California timber industry. From time to time, bills are introduced in the California legislature and the U.S. Congress which relate to the business of Pacific Lumber, including the protection and acquisition of old growth and other timberlands, endangered species, environmental protection, air and water quality and the restriction, regulation and administration of timber harvesting practices. It is impossible to predict the content of any such bills, the likelihood of any of the bills passing or the impact of any of these bills on the future liquidity, financial position or operating results of the Company. Furthermore, any bills which are passed are subject to executive veto and court challenge. In addition to existing and possible new or modified statutory enactments, regulatory requirements and administrative and legal actions, the California timber industry remains subject to potential California or local ballot initiatives and evolving federal and California case law which could affect timber harvesting practices. It is impossible, however, to assess the effect of such matters on the Company's financial position, operating results or liquidity.

ALUMINUM OPERATIONS

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" for cautionary information with respect to such forward-looking statements.

     GENERAL

          The Company owns 27,938,250 shares of the common stock of Kaiser, representing a 35.4% interest in Kaiser. Kaiser operates in all principal aspects of the aluminum industry through its wholly owned subsidiary, Kaiser Aluminum & Chemical Corporation ("KACC")--the mining of bauxite, the refining of bauxite into alumina, the production of primary aluminum from alumina, and the manufacture of fabricated (including semi-fabricated) aluminum products. In addition to the production utilized by Kaiser in its operations, Kaiser sells significant amounts of alumina and primary aluminum in domestic and international markets. The following table sets forth total shipments and intracompany transfers of Kaiser's alumina, primary aluminum, and fabricated aluminum operations:


                                                      Years Ended December 31,
                                             -----------------------------------------
                                                  1997          1996          1995
                                             ------------- ------------- -------------
                                                     (In thousands of tons(1))
Alumina:
          Shipments to Third Parties               1,929.8       2,073.7       2,040.1
          Intracompany Transfers                     968.0         912.4         800.6
Primary Aluminum:
          Shipments to Third Parties                 327.9         355.6         271.7
          Intracompany Transfers                     164.2         128.3         217.4
Fabricated Aluminum Products:
          Shipments to Third Parties                 400.0         327.1         368.2


---------------
(1) Tons in this section of this Report refer to metric tons of 2,204.6 pounds.

     SENSITIVITY TO PRICES AND HEDGING PROGRAMS

          Kaiser's earnings are sensitive to changes in the prices of alumina, primary aluminum and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. Primary aluminum prices have historically been subject to significant cyclical price fluctuations. Alumina prices as well as fabricated aluminum product prices (which vary considerably among products) are significantly influenced by changes in the price of primary aluminum and generally lag behind primary aluminum prices for periods of up to three months. From time to time in the ordinary course of business Kaiser enters into hedging transactions to provide price risk management in respect of its net exposure resulting from (i) anticipated sales of alumina, primary aluminum, and fabricated aluminum products, less (ii) expected purchases of certain items, such as aluminum scrap, rolling ingot, and bauxite, whose prices fluctuate with the price of primary aluminum. Forward sales contracts are used by Kaiser to effectively lock-in or fix the price that KACC will receive for its shipments. Kaiser also uses option contracts (i) to establish a minimum price for its product shipments, (ii) to establish a "collar" or range of price for its anticipated sales, and/or (iii) to permit Kaiser to realize possible upside price movements.

     PRODUCTION OPERATIONS

          Kaiser's operations are conducted through KACC's decentralized business units which compete throughout the aluminum industry. The alumina business unit mines bauxite and obtains additional bauxite tonnage under long-term contracts. The primary aluminum products business unit operates two wholly owned domestic smelters and two foreign smelters in which Kaiser holds significant ownership interests. Fabricated aluminum products are manufactured by two business units--flat-rolled products and engineered products. These products are manufactured at plants located in principal marketing areas of the United States and Canada. The aluminum utilized in Kaiser's fabricated products operations is comprised of primary aluminum, obtained both internally and from third parties, and scrap metal purchased from third parties.

          Alumina
          The following table lists Kaiser's bauxite mining and alumina refining facilities as of December 31, 1997:


                                                                      Annual
                                                                    Production      Total
                                                                     Capacity       Annual
                                                       Company     Available to   Production
        Activity           Facility      Location     Ownership    the Company     Capacity
----------------------- ------------- ------------- ------------- ------------- -------------
                                                                           (In tons)
Bauxite Mining          KJBC(1)       Jamaica              49%        4,500,000     4,500,000
                        Alpart(2)     Jamaica              65%        2,275,000     3,500,000
                                                                  ------------- -------------
                                                                      6,775,000     8,000,000
                                                                  ============= =============

Alumina Refining        Gramercy      Louisiana           100%        1,050,000     1,050,000
                        Alpart        Jamaica              65%          942,500     1,450,000
                        QAL(3)        Australia          28.3%          973,500     3,440,000
                                                                  ------------- -------------
                                                                      2,966,000     5,940,000
                                                                  ============= =============



---------------
(1) Although Kaiser owns 49% of Kaiser Jamaica Bauxite Company ("KJBC"), it has the right to receive all of such entity's output.
(2) Alumina Partners of Jamaica ("Alpart") bauxite is refined into alumina at the Alpart refinery.
(3)  Queensland Alumina Limited ("QAL").


          Primary Aluminum Products
          The following table lists Kaiser's primary aluminum smelting facilities as of December 31, 1997:

                                                            Annual
                                                             Rated         Total
                                                            Capacity       Annual         1997
                                              Company     Available to     Rated       Operating
          Location              Facility     Ownership    the Company     Capacity        Rate
---------------------------- ------------- ------------- ------------- ------------- -------------
                                                                  (In tons)
Domestic
          Washington         Mead                100%          200,000       200,000       108%
          Washington         Tacoma              100%           73,000        73,000       103%
                                                         ------------- -------------
               Subtotal                                        273,000       273,000
                                                         ------------- -------------
International
          Ghana              Valco(1)             90%          180,000       200,000        76%
          Wales, United      Anglesey(2)          49%           55,000       112,000       118%
Kingdom                                                  ------------- -------------
               Subtotal                                        235,000       312,000
                                                         ------------- -------------

               Total                                           508,000       585,000
                                                         ============= =============

------------------------------
(1)  Valco Aluminium Company Limited ("Valco")
(2)  Anglesey Aluminium Limited ("Anglesey")


          Fabricated Aluminum Products
          Kaiser manufactures and markets fabricated aluminum products for the transportation, packaging, construction and consumer durables markets in the United States and abroad.

          Flat-Rolled Products. The flat-rolled product business unit operates the Trentwood, Washington, rolling mill and the Micromill(TM) facility near Reno, Nevada. The Trentwood facility accounted for approximately 62% of Kaiser's 1997 fabricated aluminum products shipments. The business unit supplies the aerospace and general engineering markets (producing heat-treat products), the beverage container market (producing body, lid and tab stock) and the specialty coil markets (producing automotive brazing sheet, wheel, and tread products), both directly and through distributors.

          Engineered Products. The engineered products business unit is headquartered in Southfield, Michigan and operates soft-alloy extrusion facilities in Los Angeles, California; Santa Fe Springs, California; Sherman, Texas; Richmond, Virginia; and London, Ontario, Canada; a cathodic protection business located in Tulsa, Oklahoma, that also extrudes both aluminum and magnesium; rod and bar extrusion facilities in Newark, Ohio, and Jackson, Tennessee, which produce screw machine stock, redraw rod, forging stock, and billet; and a facility in Richland, Washington, which produces seamless tubing in both hard and soft alloys for the automotive, other transportation, export, recreation, agriculture and other industrial markets.

          The engineered products business unit also operates forging facilities at Oxnard, California and Greenwood, South Carolina; a machine shop at Greenwood, South Carolina; a casting facility in Canton, Ohio; and participates in a joint venture with Accuride Corporation, located in Erie, Pennsylvania, and Cuyahoga Falls, Ohio, that designs, manufactures and markets aluminum wheels for the commercial transportation industry. The engineered components business unit is one of the largest producers of aluminum forgings in the United States and is a major supplier of high-quality forged parts to customers in the automotive, commercial vehicle and ordnance markets.

     COMPETITION

          Aluminum competes in many markets with steel, copper, glass, plastic and other materials. In recent years, plastic containers have increased and glass containers have decreased their respective shares of the soft drink sector of the beverage container market. In the United States, beverage container materials, including aluminum, face increased competition from plastics as increased polyethylene terephthalate ("PET") container capacity is brought on line by plastics manufacturers. Within the aluminum business, Kaiser competes with both domestic and foreign producers of bauxite, alumina and primary aluminum, and with domestic and foreign fabricators. Kaiser competes with most aluminum producers in the sale of primary aluminum. Primary aluminum and, to some degree, alumina are commodities with generally standard qualities, and competition in the sale of these commodities is based primarily upon price, quality and availability. Kaiser also competes with a wide range of domestic and international fabricators in the sale of fabricated aluminum products. Competition in the sale of fabricated products is based upon quality, availability, price and service, including delivery performance.

     ENVIRONMENTAL AND ASBESTOS CONTINGENCIES

          Kaiser and KACC are subject to a number of environmental laws and regulations, to fines or penalties assessed for alleged breaches of the environmental laws and regulations, and to claims and litigation based upon such laws. Based on Kaiser's evaluation of these and other environmental matters, Kaiser has established environmental accruals of $29.7 million as of December 31, 1997. However, Kaiser believes the costs could exceed the accrual by up to an estimated $18.0 million. While it is impossible to determine the actual costs that ultimately may be incurred, Kaiser believes that the resolution of such uncertainties should not have a material adverse effect on its consolidated financial position, results of operations or liquidity. See Note 8 to Kaiser's Consolidated Financial Statements (Exhibit 99.3 hereto) for further information regarding these contingencies.

          KACC is also a defendant in a number of lawsuits in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with KACC or exposure to products containing asbestos produced or sold by KACC. At December 31, 1997 Kaiser has an accrual of $158.8 million for estimated asbestos-related costs for claims filed and estimated to be filed and settled through 2008, before consideration of insurance recoveries. At December 31, 1997 an estimated aggregate insurance recovery of $134.0 million, determined on the same basis as the asbestos-related cost accrual, is recorded primarily in other assets. However, claims for recovery from some of KACC's insurance carriers are currently subject to pending litigation and other carriers have raised certain defenses, which have resulted in delays in recovering costs from the insurance carriers. While it is impossible to determine the actual costs that ultimately may be incurred and insurance recoveries that will be received, Kaiser believes that, based on the factors discussed above and the information in Note 8 to Kaiser's Consolidated Financial Statements (Exhibit 99.3 hereto), the resolution of asbestos-related uncertainties and the incurrence of asbestos-related costs net of related insurance recoveries should not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

     MISCELLANEOUS

          For further information concerning the business and financial condition of Kaiser, see Kaiser's Consolidated Financial Statements and the notes thereto (Exhibit 99.3 hereto), as well as Kaiser's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. Such Exhibit and Form 10-K are available at no charge by writing to the following address:
Kaiser Aluminum Corporation, Shareholder Services Department, 5847 San Felipe, Suite 2600, P.O. Box 572887, Houston, Texas 77257-2887.


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

     TIMBER HARVESTING LITIGATION

          On January 26, 1998, an action entitled Coho Salmon, et al. v. Pacific Lumber, et al. (No. 98-0283) (the "Coho lawsuit") was filed against Pacific Lumber, Scotia Pacific and Salmon Creek in the United States District Court for the Northern District of California. This action alleges, among other things, violations of the ESA and claims that defendants' logging operations in five watersheds have contributed to the "take" of the coho salmon. This action relates to a significant number of the Company's approved or pending THPs. Plaintiffs seek, among other things, to enjoin timber harvesting on the THPs and acreage identified.
The THPs which are the subject of the Coho lawsuit are at various stages of the THP cycle. Approximately one-third of the THPs have been submitted to the CDF, but have not yet been approved and will have to be amended pursuant to the HCP/SYP Agreement discussed above under Item 1. "Business-- Forest Products Operations--Regulatory and Environmental Factors." Pacific Lumber estimates that as of February 15, 1998, approximately 28 million board feet of standing timber remained to be harvested under the approved
THPs.   While the Company believes that completion of the HCP/SYP Agreement is a positive development in respect of the Coho lawsuit, the Company is unable to predict the outcome of this case or its ultimate impact on the Company.

          On December 30, 1997, the CDF issued a statement of issues in connection with an administrative action entitled In the Matter of the Statement of Issues Against: The Pacific Lumber Company, Timber Operator License A-5326 (No. LT 97-8). This administrative action sought to deny Pacific Lumber's application for a timber operator's license ("TOL") based on various violations of the rules and regulations of the Forest Practice Act. On the same date, Pacific Lumber entered into a Stipulation with the CDF and received a conditional TOL for 1998. The 1998 TOL and Stipulation are conditioned on, among other things, Pacific Lumber (a) complying with existing requirements governing timber harvesting, as well as additional obligations concerning, primarily, wet weather operations and minimizing the flow of sediment into water courses on properties of Pacific Lumber, and (b) complying with additional self-monitoring and inspection obligations. Compliance with the obligations set forth in the Stipulation will restrict Pacific Lumber's ability to harvest timber and transport logs during periods of wet weather and could impair Pacific Lumber's ability to maintain adequate log inventories during these periods. Pacific Lumber has instituted additional policies and procedures to assure that it complies with the Stipulation. Should Pacific Lumber's TOL nevertheless be revoked, Pacific Lumber could engage independent contractors to complete these activities on its behalf (independent contractors currently account for approximately 60% of the harvesting activities on Pacific Lumber's timberlands). Pacific Lumber therefore does not believe that loss of its TOL would have a significant adverse effect on its operations or financial performance.

     TAKINGS LITIGATION

          On April 22, 1996, Salmon Creek filed a lawsuit entitled Salmon Creek Corporation v. California State Board of Forestry, et al. (No. 96CS01057) in the Superior Court of Sacramento County. This action seeks to overturn the BOF's decision denying approval of a THP relating to approximately 8 acres of virgin old growth timber in the Headwaters Forest. Salmon Creek seeks a court order requiring approval of the THP so that it may harvest timber in order to construct a road in accordance with the THP. Salmon Creek also seeks constitutional "just compensation" damages to the extent that its old growth timber within and surrounding the THP has been "taken" without compensation by reason of this regulatory denial and previous actions of governmental authorities. In addition, on May 7, 1996, Pacific Lumber, Scotia Pacific and Salmon Creek filed a lawsuit entitled The Pacific Lumber Company, et al. v. The United States of America (No. 96-
257L) in the United States Court of Federal Claims. The suit alleges that the federal government has "taken" without compensation over 3,800 acres of Pacific Lumber's old growth timberlands through its application of the ESA. Pacific Lumber and Salmon Creek seek constitutional "just compensation" damages for the taking of these timberlands by the federal government's actions. The court in each of these actions has granted the parties' agreed motions to stay the actions pursuant to the Headwaters Agreement. These actions would be dismissed if the Headwaters Agreement is consummated. See Item 1. "Business--Forest Products Operations-- Regulatory and Environmental Factors and Headwaters Agreement" for description of the Headwaters Agreement.

     ZERO COUPON NOTE LITIGATION

          In April 1989, an action was filed against MGI, MAXXAM, MAXXAM Properties Inc., a wholly owned subsidiary of the Company ("MPI"), and certain of MAXXAM's directors in the Court of Chancery of the State of Delaware, entitled Progressive United Corporation v. MAXXAM Inc., et al. (No. 10785). Plaintiff purports to bring this action as a stockholder of MAXXAM derivatively on behalf of MAXXAM and MPI. In May 1989, a second action containing substantially similar allegations was filed in the Court of Chancery of the State of Delaware, entitled Wolf v. Hurwitz, et al. and the two cases were consolidated (under case No. 10785; collectively, the "Zero Coupon Note actions"). The Zero Coupon Note actions relate to a Put and Call Agreement entered into between MPI and Mr. Charles Hurwitz (Chairman of the Board of MGI, MAXXAM and MPI), as well as a predecessor agreement (the "Prior Agreement"). Among other things, the Put and Call Agreement provided that Mr. Hurwitz had the option (the "Call") to purchase from MPI certain notes (or MAXXAM's common stock into which they were converted) for $10.3 million. In July 1989, Mr. Hurwitz exercised the Call and acquired 990,400 shares of MAXXAM's common stock. The Zero Coupon Note actions generally allege that in entering into the Prior Agreement Mr. Hurwitz usurped a corporate opportunity belonging to MAXXAM, that the Put and Call Agreement constituted a waste of corporate assets of MAXXAM and MPI, and that the defendant directors breached their fiduciary duties in connection with these matters. Plaintiffs seek to have the Put and Call Agreement declared null and void, among other remedies. On February 3, 1998, the Court dismissed this action.

     USAT MATTER

          In January 1995, an action entitled U.S., ex rel., Martel v. Hurwitz, et al. (No. C950322) (the "Martel action") was filed against MAXXAM, MGI and others and is pending in the U.S. District Court for the Southern District of Texas. This action is purportedly brought by plaintiff on behalf of the U.S. government; however, the U.S. government has declined to participate in the suit. The suit alleges that defendants made false statements and claims in violation of the Federal False Claims Act in connection with their operation of United Savings Association of Texas ("USAT"). Plaintiff alleges, among other things, that defendants used the federally insured assets of USAT to acquire junk bonds from Michael Milken and Drexel, Burnham, Lambert Inc. ("Drexel"). Plaintiffs allege that in exchange Mr. Milken and Drexel arranged financing for defendants' various business ventures, including the acquisition of Pacific Lumber by MAXXAM. Plaintiff alleges that as a result of USAT's insolvency defendants should be required to pay $1.6 billion (subject to trebling) to cover USAT's losses. Plaintiff seeks, among other things, that the Court impose a constructive trust upon the fruits of the alleged improper use of USAT funds. On February 6, 1998, defendants' motion to dismiss was taken under submission by the Court.

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.


                                  PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

          All of the Company's common stock is owned by MAXXAM. Accordingly, the Company's common stock is not traded on any stock exchange and has no established public trading market. Since its formation on November 4, 1996, the Company has not declared or paid any cash dividends on its common stock. As of December 31, 1997, approximately $3.2 million of dividends could be paid by the Company. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Financial Condition and Investing and Financing Activities."

          The 11-1/4% Senior Secured Notes due 2003 of MGI (the "MGI Senior Notes") and the 12-1/4% Senior Secured Discount Notes due 2003 of MGI (the "MGI Discount Notes," which, together with the MGI Senior Notes, are referred to collectively as the "MGI Notes") are secured by a pledge of 27,938,250 common shares of Kaiser that are owned by the Company. The 12% Senior Secured Notes due 2003 of the Company (the "MGHI Notes") are secured by the common stock of MGI. Furthermore, the Company has agreed to pledge up to 16,055,000 of the Pledged Kaiser Shares as security for the MGHI Notes should they be released from the pledges for the MGI Notes due to an early retirement of the MGI Notes (other than by reason of a refinancing). See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition and Investing and Financing Activities" and Note 5 to the Consolidated Financial Statements appearing in Item 8.

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

          The Company was formed on November 4, 1996, to facilitate the offering of the $130.0 million aggregate principal amount of the MGHI Notes. Subsequent to its formation, the Company received, as a capital contribution from MAXXAM, 100% of the capital stock of MGI and the Pledged Kaiser Shares representing a 34.6% interest in Kaiser on a fully diluted basis. The contribution of MGI's capital stock has been accounted for as a reorganization of entities under common control, which requires the Company to record the assets and liabilities of MGI at MAXXAM's historical cost and to also reflect both the historical operating results of MGI and MAXXAM's purchase accounting adjustments which principally relate to MGI's timber and depreciable assets. The contribution of the Pledged Kaiser Shares has been reflected in the Consolidated Financial Statements of the Company as if such contribution occurred as of the beginning of the earliest period presented at MAXXAM's historical cost using the equity method of accounting.

          The Company's wholly owned subsidiary, MGI, and MGI's principal operating subsidiaries, Pacific Lumber and Britt are engaged in forest products operations. The Company's business is seasonal in that the forest products business generally experiences lower first quarter sales due largely to the general decline in construction-related activity during the winter months. The following should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto appearing in Item 8.

          Old growth trees constitute Pacific Lumber's principal source of upper grade redwood lumber, Pacific Lumber's most valuable product. Due to restrictions on Pacific Lumber's ability to harvest old growth timber on its property, Pacific Lumber's supply of upper grade lumber has decreased in some premium product categories. Furthermore, logging costs have increased primarily due to the harvest of smaller diameter logs and, to a lesser extent, compliance with environmental regulations relating to the harvesting of timber and litigation costs incurred in connection with certain timber harvesting plans ("THPs") filed by Pacific Lumber. Pacific Lumber has been able to lessen the impact of these factors by instituting a number of measures at its sawmills during the past several years designed to enhance the efficiency of its operations, such as expansion of its manufactured lumber facilities and other improvements in lumber recovery and installation of a lumber remanufacturing facility at its Fortuna lumber mill. However, unless Pacific Lumber is able to sustain the harvest level of old growth trees, Pacific Lumber expects that its production of premium upper grade lumber products will decline and that its manufactured lumber products will constitute a higher percentage of its shipments of upper grade lumber products. See also "--Trends" and
Item 1. "Business--Regulatory and Environmental Factors."

          The Company follows the equity method of accounting for its investment in Kaiser. As discussed more fully in Note 4 to the Consolidated Financial Statements, until August 1997, cumulative losses with respect to the results of operations attributable to Kaiser's common stockholders exceeded cumulative earnings. However, this was no longer the case when equity attributable to Kaiser's common stockholders increased upon conversion of the PRIDES into Kaiser common stock on August 29, 1997. As a result, the Company recorded a $33.4 million adjustment to reduce the stockholder's deficit reflecting the Company's 35.4% equity in the impact of the PRIDES conversion on the common stockholders. In addition, the Company began recording its equity in Kaiser's results of operations. See
Note 4 to the Notes to the Consolidated Financial Statements for further information, including summarized financial information of Kaiser.

     RESULTS OF OPERATIONS

          The following table presents selected operational and financial information for the years ended December 31, 1997, 1996 and 1995.


                                                    Years Ended December 31,
                                           -----------------------------------------
                                                1997          1996          1995
                                           ------------- ------------- -------------
                                                    (In millions of dollars,
                                                  except shipments and prices)
Shipments:
     Lumber: (1)
          Redwood upper grades                      52.4          49.7          46.5
          Redwood common grades                    244.2         229.6         216.7
          Douglas-fir upper grades                  11.5          10.6           7.4
          Douglas-fir common grades                 75.3          74.9          64.6
          Other                                     14.5          17.2          11.4
                                           ------------- ------------- -------------
               Total lumber                        397.9         382.0         346.6
                                           ============= ============= =============
     Logs (2)                                       11.9          20.1          12.6
                                           ============= ============= =============
     Wood chips (3)                                237.8         208.9         214.0
                                           ============= ============= =============
Average sales price:
     Lumber: (4)
          Redwood upper grades             $       1,443 $       1,380 $       1,495
          Redwood common grades                      531           511           477
          Douglas-fir upper grades                 1,203         1,154         1,301
          Douglas-fir common grades                  455           439           392
     Logs (4)                                        414           477           440
     Wood chips (5)                                   73            76           102
Net sales:
     Lumber, net of discount               $       256.1 $       234.1 $       211.3
     Logs                                            4.9           9.6           5.6
     Wood chips                                     17.4          15.8          21.7
     Cogeneration power                              4.5           3.3           2.5
     Other                                           4.3           1.8           1.5
                                           ------------- ------------- -------------
          Total net sales                  $       287.2 $       264.6 $       242.6
                                           ============= ============= =============
Operating income                           $        84.5 $        73.0 $        74.3
                                           ============= ============= =============
Operating cash flow (6)                    $       110.6 $       100.2 $        99.6
                                           ============= ============= =============
Income before income taxes                 $        23.8 $         5.9 $         5.9
                                           ============= ============= =============
Net income                                 $        18.6 $         6.2 $         4.2
                                           ============= ============= =============
Capital expenditures                       $        22.9 $        15.2 $        10.5
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

          Net sales
          Net sales for 1997 increased over 1996 due to higher average realized prices and an increase in shipments for most categories of redwood and Douglas-fir lumber. Net sales for 1996 increased compared to 1995 principally due to higher lumber shipments in all categories and higher average realized prices for common grade lumber. Partially offsetting these improvements were lower average realized prices for upper grade redwood lumber and wood chips. Shipments of fencing and other value-added common lumber products from the Company's new remanufacturing facility were a contributing factor in the improved redwood common lumber realizations.

          Operating income
          Operating income for 1997 increased over 1996 principally due to the increase in net sales discussed above. Operating income, after excluding from 1995 the benefit from a $1.5 million insurance settlement, increased in 1996 due to the increase in net sales discussed above. Increases in costs of goods sold reflect both the impact of additional manufacturing costs attributable to the increased shipments of manufactured lumber products, higher shipments of lower margin lumber and the increasing cost of regulatory compliance for the Company's timber harvesting operations.

          Income before income taxes
          Income before taxes for 1997 increased over 1996 principally due to higher operating income as discussed above and due to an increase in net gains on marketable securities in 1997. As discussed above under "--Background," the Company began reflecting its equity share of earnings in Kaiser for the first time since January 1993. The amount of equity in earnings of Kaiser was $7.0 million for 1997. In addition, investment, interest and other income improved due to higher earnings from marketable securities and interest on a $125.0 million loan to MAXXAM pursuant to an intercompany note (the "MAXXAM Note"), whereas interest expense increased as a result of the issuance of the MGHI Notes on December 23,1996. Income before income taxes for 1996 was basically flat as compared to 1995. Investment, interest and other income for 1995 includes net gains on marketable securities of $4.2 million.

          Credit in lieu of income taxes
          The credit in lieu of income taxes for 1996 includes a benefit of $2.3 million relating to the refund of taxes previously paid in connection with a settlement of certain federal income tax matters in 1996.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" for cautionary information with respect to such forward-looking statements.

          The Company was formed on November 4, 1996 to facilitate the offering of the MGHI Notes. Net proceeds of $125.0 million received from the offering of the MGHI Notes were loaned to MAXXAM pursuant to the MAXXAM Note which is pledged to secure the MGHI Notes. The Pledged Kaiser Shares contributed by MAXXAM to the Company are pledged as security for the the 12-1/4% MGI Senior Secured Discount Notes due 2003 (collectively, the MGI Notes). Furthermore, the Company has agreed to pledge up to 16,055,000 of such Pledged Kaiser Shares as security for the MGHI Notes should the pre-existing pledge be released due to an early retirement (except by reason of a refinancing) of the MGI Notes. The MAXXAM Note bears interest at the rate of 11% per annum (payable semi-annually on the interest payment dates applicable to the MGHI Notes) and matures in 2003. Pursuant to the terms of the MAXXAM Note, MAXXAM is entitled to defer the payment of interest on the MAXXAM Note on any interest payment date to the extent that the Company has sufficient available funds to satisfy its obligations on the MGHI Notes on such date. Any such deferred interest will be added to the principal amount of the MAXXAM Note and will be payable at maturity. The Company's ability to service its indebtedness is largely dependent on interest payments from MAXXAM, and to a considerably lesser extent, dividends received from MGI. The MGI Indenture contains various covenants which, among other things, restrict the ability of MGI to incur additional indebtedness and liens, to engage in transactions with affiliates, to pay dividends and to make investments. As of December 31, 1997, under the MGI Indenture, approximately $4.1 million of dividends could be paid by MGI to the Company. Except for a portion of possible proceeds from the Headwaters Agreement, the Company does not expect to receive a significant amount of cash dividends from MGI for the next several years.

          The MGHI Notes are senior indebtedness of the Company; however, they are effectively subordinated to the liabilities of the Company's subsidiaries, which include the Timber Notes, the 10-1/2% Pacific Lumber Senior Notes (the "Pacific Lumber Senior Notes") and the MGI Notes. Moreover, creditors of MGI's subsidiaries have priority with respect to the assets, cash flows and earnings of such subsidiaries over the claims of the creditors of MGI, including the holders of the MGI Notes. As of December 31, 1997, the indebtedness of the subsidiaries reflected on the Company's Consolidated Balance Sheet was $772.3 million, of which $217.3 was attributable to the MGI Notes, $235.0 million was attributable to the Pacific Lumber Senior Notes and $320.0 million was attributable to the Timber Notes.

          The indentures governing the MGHI Notes, MGI Notes, the Pacific Lumber Senior Notes, the Timber Notes (the "Timber Note Indenture") and Pacific Lumber's revolving credit agreement (the "Pacific Lumber Credit Agreement") contain various covenants which, among other things, limit the ability to incur additional indebtedness and liens, to engage in transactions with affiliates, to pay dividends and to make investments. Under the terms of the Timber Note Indenture, Scotia Pacific will generally have available cash for distribution to Pacific Lumber when Scotia Pacific's cash flow from operations exceeds the amounts required by the Timber Note Indenture to be reserved for the payment of current debt service (including interest, principal and premiums) on the Timber Notes, capital expenditures and certain other operating expenses. Pacific Lumber can pay dividends in an amount that is generally equal to 50% of Pacific Lumber's consolidated net income plus depletion and cash dividends received from Scotia Pacific, exclusive of the net income and depletion of Scotia Pacific as long as any Timber Notes are outstanding.

          Dividends paid are as follows:


                                                        Dividends Paid for
                                                     Years Ended December 31,
                                            -----------------------------------------
                                                 1997          1996          1995
                                            ------------- ------------- -------------
                                                     (In millions of dollars)

Scotia Pacific                              $        60.8 $        76.9 $        59.0
                                            ============= ============= =============

Pacific Lumber                              $        23.0 $        20.5 $        22.0
Britt                                                 4.0           6.0           6.0
                                            ------------- ------------- -------------
                                            $        27.0 $        26.5 $        28.0
                                            ============= ============= =============
MGI                                         $         3.0 $         3.9 $         4.8
                                            ============= ============= =============

          On October 9, 1997, the Pacific Lumber Credit Agreement was amended to, among other things, extend the date on which it expires to May 31, 2000. The Pacific Lumber Credit Agreement provides for borrowings of up to $60.0 million, of which $20.0 million may be used for standby letters of credit and $30.0 million is restricted to acquisition of timberlands. Borrowings made pursuant to the portion of the credit facility restricted to timberland acquisitions are secured by the purchased timberlands. As of December 31, 1997, $9.4 million of borrowings were outstanding and letters of credit outstanding amounted to $15.1 million.
As of December 31, 1997, $35.5 million of borrowings was available under the Pacific Lumber Credit Agreement, of which $4.9 million was available for letters of credit and $20.6 million was restricted to timberland acquisitions.

          As of December 31, 1997, the Company had working capital of $164.6 million and long-term debt of $864.5 million (net of current maturities and restricted cash deposited in a liquidity account for the benefit of the holders of the Timber Notes) as compared to $133.3 million and $859.8 million, respectively, at December 31, 1996. The change in long-term debt was primarily due to $9.4 million of borrowings under the Pacific Lumber Credit Agreement and $13.2 million in accretion of discount on the MGI Discount Notes offset by $16.2 million in principal payments on the Timber Notes.

          Recent capital expenditures were made to improve production efficiency, reduce operating costs and acquire additional timberlands. The Company's consolidated capital expenditures were $22.9 million, $15.2 million and $10.5 million for the years ended December 31, 1997, 1996 and 1995, respectively. Capital expenditures, excluding expenditures for timberlands, are estimated to be between $10.0 million and $20.0 million per year for the 1998 - 2000 period. Pacific Lumber expects to purchase additional timberlands from time to time as appropriate opportunities arise to maintain recent harvest levels. However, there can be no assurance that Pacific Lumber would be able to continue such acquisitions which would be limited by its financial resources and the availability of acceptable properties.

          As of December 31, 1997, the Company had cash and marketable securities of approximately $143.1 million, $141.2 million of which represents cash and marketable securities held by subsidiaries. The Company anticipates that cash from operations, together with existing cash, marketable securities and available sources of financing, will be sufficient to fund its working capital and capital expenditure requirements for the next year. With respect to their long-term liquidity, the Company believes that its existing cash and cash equivalents, together with its ability to generate sufficient levels of cash from operations and its ability to obtain both short- and long-term financing, should provide sufficient funds to meet its working capital and capital expenditure requirements. However, due to its highly leveraged condition, the Company is more sensitive than less leveraged companies to factors affecting its operations, including governmental regulation and litigation affecting its timber harvesting practices (see "--Trends" below), increased competition from other lumber producers or alternative building products and general economic conditions.

TRENDS

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" for cautionary information with respect to such forward-looking statements.

          The Company's forest products operations are primarily conducted by Pacific Lumber. Pacific Lumber's operations are subject to a variety of California and federal laws and regulations dealing with timber harvesting, threatened and endangered species and habitat for such species and air and water quality. Moreover, these laws and regulations are modified from time to time and are subject to judicial and administrative interpretation. Compliance with such laws, regulations and judicial and administrative interpretations, together with the cost of litigation incurred in connection with certain timber harvesting operations of Pacific Lumber, have increased the cost of logging operations. Pacific Lumber is subject to certain pending matters which could have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. There can be no assurance that these pending matters or future governmental regulations, legislation or judicial or administrative decisions would not have a material and adverse effect on the Company. See
Item 1. "Business--Regulatory and Environmental Factors and Headwaters Agreement," Item 3. "Legal Proceedings--Timber Harvesting Litigation" and
Note 10 to the Consolidated Financial Statements for further information regarding regulatory and legal proceedings affecting the Company's operations.

          Judicial or regulatory actions adverse to Pacific Lumber, increased regulatory delays and inclement weather in northern California, independently or collectively, could impair Pacific Lumber's ability to maintain adequate log inventories and force Pacific Lumber to temporarily idle or curtail operations at certain lumber mills from time to time. There can be no assurance that the above described pending matters or future governmental regulations, legislation or judicial or administrative decisions would not have a material adverse effect on Pacific Lumber.

YEAR 2000

          Internal assessments undertaken for the Company have determined that the Company's software and related technologies will be affected to a small extent by the year 2000 date change. Spending is expected to be less than $100,000. System modification costs will be expensed as incurred. Costs associated with new systems will be capitalized and amortized over the estimated useful life of the product.

RECENT ACCOUNTING PRONOUNCEMENTS

          During June 1997, two new accounting standards were issued that will affect future financial reporting. Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), requires the presentation of an additional income measure (termed "comprehensive income"), which adjusts traditional net income for certain items that previously were only reflected as direct charges to equity, (such as minimum pension liabilities). Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"), requires that segment reporting for public reporting purposes be conformed to the segment reporting used by management for internal purposes. SFAS No. 131 also adds a requirement for the presentation of certain segment data on a quarterly basis starting in 1999. SFAS No. 130 and SFAS No. 131 must be adopted in the Company's first quarter ending March 31, 1998 and year-end 1998 reporting, respectively. Early adoption is acceptable but not required. Management is evaluating the impact of these two standards on the Company's future financial reporting.


ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To MAXXAM Group Holdings Inc.:

          We have audited the accompanying consolidated balance sheets of MAXXAM Group Holdings Inc. (a Delaware corporation and a wholly owned subsidiary of MAXXAM Inc.) and subsidiaries as of December 31, 1997 and 1996,and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MAXXAM Group Holdings Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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



                                             ARTHUR ANDERSEN LLP


Houston, Texas
February 27, 1998



                MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET
              (IN THOUSANDS OF DOLLARS, EXCEPT SHARE INFORMATION)


                                                          December 31,
                                                  --------------------------
                                                       1997          1996
                                                  ------------  ------------
                      ASSETS
Current assets:
     Cash and cash equivalents                    $     91,753  $     73,595
     Marketable securities                              51,324        31,423
     Receivables:
          Trade                                         19,269        18,850
          Other                                          6,667         2,543
     Inventories                                        61,355        72,584
     Prepaid expenses and other current assets          13,080         5,474
                                                  ------------  ------------
               Total current assets                    243,448       204,469
     Timber and timberlands, net of accumulated
     depletion of $169,167 and $154,567,
     respectively                                      299,153       301,773
     Property, plant and equipment, net of accumulated
     depreciation of $76,420 and $67,573
     respectively                                      103,388       102,788
Note receivable from MAXXAM Inc.                       125,000       125,000
Investment in Kaiser Aluminum Corporation               41,402             -
Deferred financing costs, net                           25,739        29,232
Deferred income taxes                                   58,767        63,414
Restricted cash                                         28,434        29,967
Other assets                                             4,209         6,455
                                                  ------------  ------------
                                                  $    929,540  $    863,098
                                                  ============  ============

      LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
     Accounts payable                             $      3,535  $      3,928
     Accrued interest                                   30,838        25,246
     Accrued compensation and related benefits          12,544        10,033
     Deferred income taxes                              10,882        11,418
     Other accrued liabilities                           1,631         4,253
     Long-term debt, current maturities                 19,429        16,258
                                                  ------------  ------------
               Total current liabilities                78,859        71,136
Long-term debt, less current maturities                892,896       889,769
Other noncurrent liabilities                            28,976        26,387
                                                  ------------  ------------
               Total liabilities                     1,000,731       987,292
                                                  ------------  ------------

Contingencies
Stockholder's deficit:
     Common stock, $1.00 par value; 3,000 shares
          authorized; 1,000 shares issued                    1             1
     Additional capital                                123,167        89,767
     Accumulated deficit                              (194,359)     (213,962)
                                                  ------------  ------------
               Total stockholder's deficit             (71,191)     (124,194)
                                                  ------------  ------------
                                                  $    929,540  $    863,098
                                                  ============  ============

 The accompanying notes are an integral part of these financial statements.

                MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF OPERATIONS
                         (IN THOUSANDS OF DOLLARS)


                                                   Years Ended December 31,
                                          ----------------------------------------
                                               1997          1996          1995
                                          ------------  ------------  ------------
Net sales:
     Lumber and logs                      $    260,993  $    243,726  $    216,898
     Other                                      26,182        20,858        25,694
                                          ------------  ------------  ------------
                                               287,175       264,584       242,592
                                          ------------  ------------  ------------

Operating expenses:
     Cost of goods sold                        162,020       148,522       127,124
     Selling, general and administrative
          expenses                              14,536        15,902        15,884
     Depletion and depreciation                 26,080        27,114        25,296
                                          ------------  ------------  ------------
                                               202,636       191,538       168,304
                                          ------------  ------------  ------------

Operating income                                84,539        73,046        74,288
Other income (expense):
     Equity in earnings of Kaiser
          Aluminum Corporation                   7,021            --            --
     Investment, interest and other
          income                                27,251        11,250         9,393
     Interest expense                          (95,020)      (78,409)      (77,824)
                                          ------------  ------------  ------------
Income before income taxes                      23,791         5,887         5,857
Credit (provision) in lieu of income
     taxes                                      (5,169)          325        (1,621)
                                          ------------  ------------  ------------
Net income                                $     18,622  $      6,212  $      4,236
                                          ============  ============  ============

 The accompanying notes are an integral part of these financial statements.

                MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                         (IN THOUSANDS OF DOLLARS)


                                                   Years Ended December 31,
                                          ----------------------------------------
                                               1997          1996          1995
                                          ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                           $     18,622  $      6,212  $      4,236
     Adjustments to reconcile net income
          to net cash provided by
          operating activities:
          Depletion and depreciation            26,080        27,114        25,296
          Equity in undistributed
               earnings of Kaiser
               Aluminum Corporation             (7,021)           --            --
          Amortization of deferred
               financing costs and
               discounts on long-term
               debt                             16,645        14,732        13,328
          Net sales (purchases) sales of
               marketable securities           (11,330)        9,530       (19,533)
          Net gains on marketable
               securities                       (8,571)       (4,385)       (4,175)
          Increase (decrease) in cash
               resulting from changes in:
               Receivables                      (5,191)        1,497         5,778
               Inventories, net of
                    depletion                    9,657         6,011        (7,695)
               Prepaid expenses and other
                    current assets              (5,360)          714        (3,384)
               Accounts payable                   (408)         (238)          463
               Accrued interest                  5,592          (108)         (411)
               Accrued and deferred
                    income taxes                 4,797          (669)        2,713
               Other liabilities                 2,447        (3,484)        7,734
          Other                                     96          (824)        1,020
                                          ------------  ------------  ------------
               Net cash provided by
                    operating activities        46,055        56,102        25,370
                                          ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                      (13,467)      (15,200)       (9,852)
     Issuance of note to MAXXAM Inc.                --      (125,000)           --
     Payment of note receivable from
          affiliate                                 --            --         2,500
     Net proceeds from sale of assets              336           122            18
                                          ------------  ------------  ------------
          Net cash used for investing
               activities                      (13,131)     (140,078)       (7,334)
                                          ------------  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of debt                 --       130,000            --
     Redemptions, repurchases of and
          principal payments on long-term
          debt                                 (16,299)      (14,153)      (14,300)
     Dividends paid                                 --        (3,900)       (4,800)
     Restricted cash withdrawals, net            1,533         1,400         1,035
     Incurrence of financing costs                  --        (4,172)         (150)
                                          ------------  ------------  ------------
          Net cash provided by (used for)
               financing activities            (14,766)      109,175       (18,215)
                                          ------------  ------------  ------------
NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                18,158        25,199          (179)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
     YEAR                                       73,595        48,396        48,575
                                          ------------  ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR  $     91,753  $     73,595  $     48,396
                                          ============  ============  ============

 The accompanying notes are an integral part of these financial statements.


                MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     FORMATION OF MGHI

          MAXXAM Group Holdings Inc. ("MGHI") was formed on November 4, 1996, to facilitate the offering of the $130,000,000 aggregate principal amount of 12% Senior Secured Notes due 2003 (the "MGHI Notes") as described in Note 5. Subsequent to its formation, MGHI received, as a capital contribution from MAXXAM Inc. ("MAXXAM"), 100% of the capital stock of MAXXAM Group Inc. ("MGI") and 27,938,250 shares of the common stock of Kaiser Aluminum Corporation ("Kaiser") representing a 34.6% interest in Kaiser on a fully diluted basis. The contribution of MGI's capital stock has been accounted for as a reorganization of entities under common control, which requires MGHI to record the assets and liabilities of MGI at MAXXAM's historical cost. Accordingly, MGHI is the successor entity to MGI and as such, the accompanying financial statements of MGHI and its subsidiaries (together, the "Company") reflect both the historical operating results of MGI and MAXXAM's purchase accounting adjustments which principally relate to MGI's timber and depreciable assets. The purchase accounting adjustments arose from MAXXAM's acquisition of MGI in May 1988. The contribution of the Kaiser common stock has been reflected in the consolidated financial statements of the Company as if such contribution occurred as of the beginning of the earliest period presented, at MAXXAM's historical cost using the equity method of accounting. The Company conducts its business primarily through the operations of its subsidiaries, including MGI.

     BASIS OF PRESENTATION
          The consolidated financial statements include the accounts of MGHI and its subsidiaries (collectively referred to herein as the "Company"). MGHI is a wholly owned subsidiary of MAXXAM Inc. ("MAXXAM"). Intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior years' financial statements to be consistent with the current year's presentation.

          The Company's wholly owned subsidiary, MGI, and its wholly owned subsidiaries, The Pacific Lumber Company ("Pacific Lumber") and Britt Lumber Co., Inc. ("Britt") are engaged in forest products operations. Pacific Lumber's principal wholly owned subsidiaries are Scotia Pacific Holding Company ("Scotia Pacific") and Salmon Creek Corporation ("Salmon Creek"). Pacific Lumber is engaged in several principal aspects of the lumber industry, including the growing and harvesting of redwood and Douglas-fir timber, the milling of logs into lumber and the manufacture of lumber into a variety of finished products. Britt manufactures redwood and cedar fencing and decking products from small diameter logs, a substantial portion of which are obtained from Pacific Lumber. Housing, construction and remodeling are the principal markets for the Company's lumber products. Export sales generally constitute approximately 5% of sales. A significant portion of forest product sales are made to third parties located west of the Mississippi River.

     USE OF ESTIMATES AND ASSUMPTIONS

          The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect (i) the reported amounts of assets and liabilities,
(ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published and (iii) the reported amount of revenues and expenses recognized during each period presented. The Company reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their publication. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's consolidated financial statements; accordingly, it is possible that the subsequent resolution of any one of the contingent matters described in Note 10 could differ materially from current estimates. The results of an adverse resolution of such uncertainties could have a material effect on the Company's consolidated financial position, results of operations or liquidity.

     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Cash Equivalents
          Cash equivalents consist of highly liquid money market instruments with original maturities of three months or less.

          Marketable Securities
          Marketable securities are carried at fair value. The cost of the securities sold is determined using the first-in, first-out method. Included in investment, interest and other income for each of the three years ended December 31, 1997 were: 1997 - net unrealized holding gains of $2,851,000 and net realized gains of $5,720,000; 1996 - net unrealized holding losses of $902,000 and net realized gains of $5,287,000; and 1995 - net unrealized holding gains of $1,666,000 and net realized gains of $2,509,000.

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

          Restricted Cash and Concentrations of Credit Risk
          Restricted cash represents the amount deposited into an account (the "Liquidity Account") held by the Trustee under the Indenture governing the 7.95% Timber Collateralized Notes due 2015 (the "Timber Notes") of Scotia Pacific. See Note 5. The Liquidity Account is not available, except under certain limited circumstances, for Scotia Pacific's working capital purposes; however, it is available to pay the Rated Amortization (as defined in Note 5) and interest on the Timber Notes if and to the extent that cash flows are insufficient to make such payments. The required Liquidity Account balance will generally decline as principal payments are made on the Timber Notes. Investment, interest and other income for the years ended December 31, 1997, 1996 and 1995 includes interest of approximately $2,336,000, $2,457,000 and $2,560,000, respectively, attributable to an investment rate agreement (at 7.95% per annum) with the financial institution which holds the Liquidity Account.

          At December 31, 1997 and 1996, cash and cash equivalents include $17,784,000 and $17,600,000, respectively, (the "Payment Account") which is reserved for debt service payments on the Timber Notes (see Note 5). The Payment Account and the Liquidity Account are each held by a different financial institution. In the event of nonperformance by such financial institutions, the Company's exposure to credit loss is represented by the amounts deposited plus any unpaid accrued interest thereon. The Company mitigates its concentrations of credit risk with respect to these restricted cash deposits by maintaining them at high credit quality financial institutions and monitoring the credit ratings of these institutions.

          Fair Value of Financial Instruments
          The carrying amounts of cash equivalents and restricted cash approximate fair value. Marketable securities are carried at fair value which is determined based on quoted market prices. As of December 31, 1997 and 1996, the estimated fair value of long-term debt, including current maturities, was $955,195,000 and $880,591,000, respectively. The estimated fair value of long-term debt is determined based on the quoted market prices for the Timber Notes, Pacific Lumber's 10-1/2% Senior Notes due 2003 (the "Pacific Lumber Senior Notes"), MGI's 11-1/4% Senior Secured Notes due 2003 (the "MGI Senior Notes"), MGI's 12-1/4% Senior Secured Discount Notes due 2003 (the "MGI Discount Notes" and together with the MGI Senior Notes, the "MGI Notes") and the Company's 12% Senior Secured Notes due 2003 and on the current rates offered for borrowings similar to the other debt. Some of the Company's publicly traded debt issues are thinly traded financial instruments; accordingly, their market prices at any balance sheet date may not be representative of the prices which would be derived from a more active market.

2.   INVENTORIES

     Inventories consist of the following (in thousands):


                                                        December 31,
                                                ---------------------------
                                                     1997          1996
                                                ------------- -------------
Lumber                                          $      49,734 $      55,832
Logs                                                   11,621        16,752
                                                ------------- -------------
                                                $      61,355 $      72,584
                                                ============= =============

3.   PROPERTY, PLANT AND EQUIPMENT

     The major classes of property, plant and equipment are as follows (dollar amounts in thousands):



                                        Estimated           December 31,
                                                    --------------------------
                                       Useful Lives      1997          1996
                                      ------------- ------------  ------------
Logging roads, land and improvements       15 years $     24,213  $     19,069
Buildings                                  33 years       49,337        47,577
Machinery and equipment                3 - 15 years      106,174       103,715
Construction in progress                                      84            --
                                                    ------------  ------------
                                                         179,808       170,361
Less:  accumulated depreciation                          (76,420)      (67,573)
                                                    ------------  ------------
                                                    $    103,388  $    102,788
                                                    ============  ============

          Depreciation expense for the years ended December 31, 1997, 1996 and 1995 was $9,906,000, $9,514,000 and $9,795,000, respectively.

4.   INVESTMENT IN KAISER

     Subsequent to its formation, the Company received, as a capital contribution from MAXXAM, 27,938,250 shares of the common stock of Kaiser which are pledged as collateral for the MGI Notes (the "Pledged Kaiser Shares"). Kaiser is a fully integrated producer and marketer of alumina, primary aluminum and fabricated aluminum products. Kaiser's common stock is publicly traded on the New York Stock Exchange under the trading symbol "KLU." The Pledged Kaiser Shares represent a 35.4% equity interest in Kaiser at December 31, 1997.

          The Company follows the equity method of accounting for its investment in Kaiser. As described in Note 1, the Company and MAXXAM are entities under common control; accordingly, the Company has recorded its investment in Kaiser at MAXXAM's historical cost. During the first quarter of 1993, losses exhausted Kaiser's equity with respect to its common stockholders. The Company recorded its equity share of such losses in January 1993 up to the amount of its investment in the Pledged Kaiser Shares. From January 1993 until August 1997, cumulative losses with respect to the results of operations attributable to Kaiser's common stockholders exceeded cumulative earnings. However, this was no longer the case when equity attributable to Kaiser's common stockholders increased upon conversion of the PRIDES into Kaiser common stock on August 29, 1997. As a result, the Company recorded a $33,400,000 adjustment to reduce the stockholder's deficit reflecting the Company's 35.4% equity interest in the impact of the PRIDES conversion on the common stockholders. In addition, the Company began recording its equity in Kaiser's results of operations.

          The market value for the Pledged Kaiser Shares based on the price per share quoted at the close of business on February 27, 1998 was $272,398,000. There can be no assurance that such value would be realized should the Company dispose of its investment in the Pledged Kaiser Shares. The following tables contain summarized financial information of Kaiser (in thousands).



                                                       December 31,
                                               --------------------------
                                                    1997          1996
                                               ------------  ------------
Current assets                                 $  1,045,600  $  1,023,700
Property, plant and equipment, net                1,171,800     1,168,700
Other assets                                        796,500       741,600
                                               ------------  ------------
               Total assets                    $  3,013,900  $  2,934,000
                                               ============  ============

Current liabilities                            $    594,100  $    609,400
Long-term debt, less current maturities             962,900       953,000
Other liabilities                                 1,212,200     1,180,600
Minority interests                                  127,700       121,700
Stockholders' equity:
     Preferred                                           --        98,100
     Common                                         117,000       (28,800)
                                               ------------  ------------
                                                    117,000        69,300
                                               ------------  ------------
          Total liabilities and
               stockholders' equity            $  3,013,900  $  2,934,000
                                               ============  ============



                                               Years Ended December 31,
                                      ----------------------------------------
                                           1997          1996          1995
                                      ------------  ------------  ------------
Net sales                             $  2,373,200  $  2,190,500  $  2,237,800
Costs and expenses                      (2,185,500)   (2,092,700)   (2,027,200)
Restructuring of operations                (19,700)           --            --
Other expenses                            (107,700)      (96,100)     (108,000)
                                      ------------  ------------  ------------
Income before income taxes and
     minority interests                     60,300         1,700       102,600
(Provision) credit for income taxes         (8,800)        9,300       (37,200)
Minority interests                          (3,500)       (2,800)       (5,100)
                                      ------------  ------------  ------------
Net income                                  48,000         8,200        60,300
Dividends on preferred stock                (5,500)       (8,400)      (17,600)
                                      ------------  ------------  ------------
Net income (loss) available to
     common stockholders              $     42,500  $       (200) $     42,700
                                      ============  ============  ============
Equity in earnings of Kaiser          $      7,021  $         --  $         --
                                      ============  ============  ============

5.   LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                        December 31,
                                                --------------------------
                                                     1997          1996
                                                ------------  ------------
7.95% Scotia Pacific Timber Collateralized
     Notes due through July 20, 2015            $    319,965  $    336,130
10-1/2% Pacific Lumber Senior Notes due March
     1, 2003                                         235,000       235,000
Pacific Lumber Credit Agreement                        9,445            --
11-1/4% MGI Senior Secured Notes due August 1,
     2003                                            100,000       100,000
12-1/4% MGI Senior Secured Discount Notes due
     August 1, 2003, net of discount                 117,325       104,173
12% MGHI Senior Secured Notes due August 1,
     2003                                            130,000       130,000
Other                                                    590           724
                                                ------------  ------------
                                                     912,325       906,027
Less: current maturities                             (19,429)      (16,258)
                                                ------------  ------------
                                                $    892,896  $    889,769
                                                ============  ============


          The indenture governing the Timber Notes (the "Timber Note Indenture") prohibits Scotia Pacific from incurring any additional indebtedness for borrowed money and generally limits the business activities of Scotia Pacific to the ownership and operation of its timber and timberlands. The Timber Notes are senior secured obligations of Scotia Pacific and are not obligations of, or guaranteed by, Pacific Lumber or any other person. The Timber Notes are secured by a lien on (i) Scotia Pacific's timber and timberlands (representing $154,288,000 of the Company's consolidated balance at December 31, 1997), (ii) Scotia Pacific's contract rights and certain other assets, (iii) the funds deposited in the Payment Account and the Liquidity Account, and (iv) substantially all of Scotia Pacific's other property and equipment.

          The Timber Notes are structured to link, to the extent of available cash, the deemed depletion of Scotia Pacific's timber (through the harvest and sale of logs) to the required amortization of the Timber Notes. The required amount of amortization due on any Timber Note payment date is determined by various mathematical formulas set forth in the Timber
Note Indenture. The minimum amount of principal which Scotia Pacific must pay (on a cumulative basis) through any Timber Note payment date in order to avoid an Event of Default (as defined) is referred to as rated amortization ("Rated Amortization"). If all payments of principal are made in accordance with Rated Amortization, the payment date on which Scotia Pacific will pay the final installment of principal is July 20, 2015. The amount of principal which Scotia Pacific must pay through each Timber Note payment date in order to avoid prepayment or deficiency premiums is referred to as scheduled amortization ("Scheduled Amortization"). If all payments of principal are made in accordance with Scheduled Amortization, the payment date on which Scotia Pacific will pay the final installment of principal is July 20, 2009.

          Substantially all of the Company's consolidated assets are owned by MGI; substantially all of MGI's consolidated assets are owned by Pacific Lumber, and a significant portion of Pacific Lumber's assets are owned by Scotia Pacific. The Company expects that Pacific Lumber will provide a major portion of the Company's future operating cash flow. Pacific Lumber is dependent upon Scotia Pacific for a significant portion of its operating cash flow. The holders of the Timber Notes have priority over the claims of creditors of Pacific Lumber with respect to the assets and cash flows of Scotia Pacific, and the holders of the Pacific Lumber Senior Notes have priority over the claims and creditors of the Company with respect to the assets and cash flows of Pacific Lumber. Under the terms of the Timber
Note Indenture, Scotia Pacific will generally have available cash for distribution to Pacific Lumber when Scotia Pacific's cash flow from operations exceeds the amounts required by the Timber Note Indenture to be reserved for the payment of current debt service (including interest, principal and premiums) on the Timber Notes, capital expenditures and certain other operating expenses.

          Principal and interest on the Timber Notes are payable semi-annually on January 20 and July 20. On January 20, 1998, Scotia Pacific paid $10,773,000 of principal on the Timber Notes. The Timber Notes are redeemable at the option of Scotia Pacific, in whole but not in part, at any time. The redemption price of the Timber Notes is equal to the sum of the principal amount, accrued interest and a prepayment premium calculated based upon the yield of like-term Treasury securities plus 50 basis points.

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

          On October 9, 1997, Pacific Lumber amended its revolving credit agreement with a bank (the "Pacific Lumber Credit Agreement") to extend the date on which it expires to May 31, 2000. Borrowings under the Pacific Lumber Credit Agreement are secured by Pacific Lumber's trade receivables and inventories, with interest currently computed at the bank's reference rate plus 1-1/4% or the bank's offshore rate plus 2-1/4%. The Pacific Lumber Credit Agreement provides for borrowings of up to $60,000,000, of which $20,000,000 may be used for standby letters of credit and $30,000,000 is restricted to timberland acquisitions. Borrowings made pursuant to the portion of the credit facility restricted to timberland acquisitions would also be secured by the purchased timberlands. As of December 31, 1997, $35,484,000 of borrowings was available under the Pacific Lumber Credit Agreement, of which $4,929,000 was available for letters of credit and $20,554,000 was restricted to timberland acquisitions. As of December 31, 1997, $9,445,000 borrowings were outstanding and letters of credit outstanding amounted to $15,071,000. The Pacific Lumber Credit Agreement contains covenants substantially similar to those contained in the indenture governing the Pacific Lumber Senior Notes.

          As of December 31, 1997, under the most restrictive covenants contained in the indentures governing the Pacific Lumber Senior Notes, the Timber Notes and the Pacific Lumber Credit Agreement, Pacific Lumber could pay approximately $15,900,000 of dividends.

          On August 4, 1993, MGI issued $100,000,000 aggregate principal amount of the MGI Senior Notes and $126,720,000 aggregate principal amount (approximately $70,000,000 net of original issue discount) of the MGI Discount Notes. The MGI Notes are secured by MGI's pledge of 100% of the common stock of Pacific Lumber, Britt and MAXXAM Properties Inc. ("MPI"), a wholly owned subsidiary of MGI, and by the Company's pledge of 27,938,250 shares of Kaiser Aluminum Corporation ("Kaiser") common stock. The indenture governing the MGI Notes, among other things, restricts the ability of MGI to incur additional indebtedness and liens, engage in transactions with affiliates, pay dividends and make investments. As of December 31, 1997, under the most restrictive of these covenants, approximately $4,100,000 of dividends could be paid by MGI. The MGI Notes are senior indebtedness of MGI; however, they are effectively subordinated to the liabilities of MGI's subsidiaries, which include the Timber Notes and the Pacific Lumber Senior Notes. The MGI Discount Notes are net of discount of $8,395,000 and $21,547,000 at December 31, 1997 and 1996,
respectively.

          The MGI Senior Notes pay interest semi-annually on February 1 and August 1 of each year. The MGI Discount Notes will not pay any interest until February 1, 1999, at which time semi-annual interest payments will become due on each February 1 and August 1 thereafter.

          The Company completed the offering (the "Offering") of $130,000,000 principal amount of the MGHI Notes on December 23, 1996 (the "Issue Date"). Interest is payable semi-annually on February 1 and August 1 of each year beginning February 1, 1997. The MGHI Notes are guaranteed on a senior, unsecured basis by MAXXAM. The common stock of MGI serves as security for the MGHI Notes. Furthermore, the Company has agreed to pledge up to 16,055,000 of the 27,938,250 shares of Kaiser common stock it owns if and when such shares are released from the pledge securing the MGI Notes. The MGHI Notes are effectively subordinated to liabilities of the Company's subsidiaries, including trade payables.

          The net proceeds from the Offering on the Issue Date, after estimated expenses, were approximately $125,000,000, all of which was loaned to MAXXAM pursuant to an intercompany note (the "MAXXAM Note") which is pledged to secure the MGHI Notes. The MAXXAM Note bears interest at the rate of 11% per annum on the outstanding principal balance (payable semi-annually on the interest payment dates applicable to the MGHI Notes) and matures on August 1, 2003. MAXXAM is entitled to defer the payment of interest on the MAXXAM Note on any interest payment date to the extent that the Company has sufficient available funds to satisfy its obligations on the MGHI Notes on such date. Any such deferred interest will be added to the principal amount of the MAXXAM Note and will be payable at maturity. The Indentures governing the MGI Notes were amended to, among other things, provide for the contribution of the Kaiser Shares to the Company.

          Maturities
          Scheduled maturities of long-term debt for the five years following December 31, 1997, using the Scheduled Amortization for the Timber Notes, are: $19,429,000 in 1998, $24,107,000 in 1999, $26,426,000 in
2000, $27,189,000 in 2001, $27,213,000 in 2002 and $796,356,000 thereafter.
Maturities for 1998 through 2002 are principally attributable to the Timber
Notes.

          Restricted Net Assets of Subsidiaries
          At December 31, 1997, certain debt instruments restricted the ability of Pacific Lumber to transfer assets, make loans and advances and pay dividends to the Company. As of December 31, 1997, all of the assets of MGI and its subsidiaries are subject to such restrictions.

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

          Pursuant to a tax allocation agreement between MAXXAM, Pacific Lumber, Scotia Pacific and Salmon Creek (the "PL Tax Allocation Agreement"), Pacific Lumber is liable to MAXXAM for the federal consolidated income tax liability of Pacific Lumber, Scotia Pacific and certain other subsidiaries of Pacific Lumber (but excluding Salmon Creek) (collectively, the "PL Subgroup") computed as if the PL Subgroup was a separate affiliated group of corporations which was never connected with MAXXAM. The PL Tax Allocation Agreement further provides that Salmon Creek is liable to MAXXAM for its federal income tax liability computed on a separate company basis as if it was never connected with MAXXAM. The remaining subsidiaries of MGI are each liable to MAXXAM for their respective income tax liabilities computed on a separate company basis as if they were never connected with MAXXAM, pursuant to their respective tax allocation agreements.

          MGI's tax allocation agreement with MAXXAM (the "Tax Allocation Agreement") provides that MGI's federal income tax liability is computed as if MGI files a consolidated tax return with all of its subsidiaries except Salmon Creek, and that such corporations were never connected with MAXXAM (the "MGI Consolidated Tax Liability"). The federal income tax liability of MGI is the difference between (i) the MGI Consolidated Tax Liability and
(ii) the sum of the separate tax liabilities for MGI's subsidiaries (computed as discussed above), but excluding Salmon Creek. To the extent that the MGI Consolidated Tax Liability is less than the aggregate amounts in (ii), MAXXAM is obligated to pay the amount of such difference to MGI.

          The Company entered into a tax allocation agreement with MAXXAM on December 23, 1996 (the "MGHI Tax Allocation Agreement") which provides that the Company's federal consolidated tax liability is computed for MGHI and its subsidiaries as if MGHI and its subsidiaries, except Salmon Creek, file a consolidated tax return and that such corporations were never connected with MAXXAM (the "MGHI Consolidated Tax Liability"). The tax amounts for prior years are calculated as if the MGHI Tax Allocation Agreement was in effect during those years. The federal income tax liability of MGHI is the difference between the MGHI Consolidated Tax Liability and the MGI Consolidated Tax Liability. To the extent that the MGHI Consolidated Tax Liability is less than the MGI Consolidated Tax Liability, MAXXAM is obligated to pay the amount of such difference to MGHI.

          The credit (provision) in lieu of income taxes on income before income taxes consists of the following (in thousands):



                                                  Years Ended December 31,
                                         ----------------------------------------
                                              1997          1996          1995
                                         ------------  ------------  ------------
Current:
     Federal (provision) in lieu of
          income taxes                   $       (367) $       (157) $       (167)
     State and local (provision)                 (139)           (9)          (35)
                                         ------------  ------------  ------------
                                                 (506)         (166)         (202)
                                         ------------  ------------  ------------
Deferred:
     Federal credit (provision) in lieu
          of income taxes                      (4,712)           38          (410)
     State and local credit (provision)            49           453        (1,009)
                                         ------------  ------------  ------------
                                               (4,663)          491        (1,419)
                                         ------------  ------------  ------------
                                         $     (5,169) $        325  $     (1,621)
                                         ============  ============  ============

          A reconciliation between the credit (provision) in lieu of income taxes and the amount computed by applying the federal statutory income tax rate to income before income taxes is as follows (in thousands):


                                                  Years Ended December 31,
                                         ----------------------------------------
                                              1997          1996          1995
                                         ------------  ------------  ------------
Income before income taxes               $     23,791  $      5,887  $      5,857
                                         ============  ============  ============

Amount of federal income tax based upon
     the statutory rate                  $     (8,327) $     (2,060) $     (2,050)
Revision of prior years' tax estimates
     and other changes in valuation
     allowances                                   924         3,372           907
Equity in earnings of Kaiser not tax
     effected                                   2,457            --            --
State and local taxes, net of federal
     tax effect                                   (58)         (594)         (679)
Expenses for which no federal tax
     benefit is available                        (178)         (493)           --
Other                                              13           100           201
                                         ------------  ------------  ------------
                                         $     (5,169) $        325  $     (1,621)
                                         ============  ============  ============

          Revision of prior years' tax estimates and other changes in valuation allowances as shown in the table above include amounts for the reversal of reserves which the Company no longer believes are necessary, other changes in prior year tax estimates and changes in valuation allowances with respect to deferred income tax assets. Generally, the reversal of reserves relates to the expiration of the relevant statute of limitations with respect to certain income tax returns or the resolution of specific income tax matters with the relevant tax authorities. For the years ended December 31, 1996 and 1995, the reversal of reserves which the Company believes are no longer necessary resulted in a credit to the income tax provision of $3,203,000 and $127,000, respectively. There was no reversal of reserves for the year ended December 31, 1997.

          The components of the Company's net deferred income tax assets (liabilities) are as follows (in thousands):

                                                         December 31,
                                                 --------------------------
                                                      1997          1996
                                                 ------------  ------------
Deferred income tax assets:
     Loss and credit carryforwards               $     69,060  $     79,446
     Timber and timberlands                            34,622        37,813
     Other liabilities and other                       32,348        22,934
     Valuation allowances                             (49,828)      (51,049)
                                                 ------------  ------------
          Total deferred income tax assets, net        86,202        89,144
                                                 ------------  ------------
Deferred income tax liabilities:
     Property, plant and equipment                    (17,721)      (17,747)
     Inventories                                      (13,897)      (16,336)
     Other                                             (6,699)       (3,065)
                                                 ------------  ------------
          Total deferred income tax liabilities       (38,317)      (37,148)
                                                 ------------  ------------
Net deferred income tax assets                   $     47,885  $     51,996
                                                 ============  ============


          The valuation allowances listed above relate to loss and credit carryforwards. As of December 31, 1997, approximately $34,622,000 of the net deferred income tax assets listed above relate to the excess of the tax basis over financial statement basis with respect to timber and timberlands. The Company believes that it is more likely than not that this net deferred income tax asset will be realized, based primarily upon the estimated value of its timber and timberlands which is well in excess of its tax basis. Also included in net deferred income tax assets as of December 31, 1997 is $19,232,000 which relates to the benefit of loss and credit carryforwards, net of valuation allowances. The Company evaluated all appropriate factors to determine the proper valuation allowances for loss and credit carryforwards. These factors included any limitations concerning use of the carryforwards, the year the carryforwards expire and the levels of taxable income necessary for utilization. The Company has concluded that it will more likely than not generate sufficient taxable income to realize the benefit attributable to the loss and credit carryforwards for which valuation allowances were not provided.

          Included in the net deferred income tax assets listed above are $43,040,000 and $47,752,000 at December 31, 1997 and 1996, respectively, which are recorded pursuant to the tax allocation agreements with MAXXAM.

          The following table presents the estimated tax attributes for federal income tax purposes for the Company and its subsidiaries as of December 31, 1997, under the terms of the respective tax allocation agreements (dollar amount in thousands). The utilization of certain of these attributes is subject to limitations.


                                                                  Expiring
                                                                  Through
                                                               -------------
Regular Tax Attribute Carryforwards:
     Net operating losses                        $    189,607           2012
     Net capital losses                                 4,201           1998
     Minimum tax credit                                   744     Indefinite

Alternative Minimum Tax Attribute Carryforwards:
     Net operating losses                        $    162,002           2012
     Net capital losses                                 4,201           1998


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

          A summary of the components of net periodic pension cost is as follows (in thousands):




                                                  Years Ended December 31,
                                         ----------------------------------------
                                              1997          1996          1995
                                         ------------  ------------  ------------
Service cost - benefits earned during
     the year                            $      1,937  $      1,903  $      1,483
Interest cost on projected benefit
     obligation                                 1,892         1,682         1,693
Actual gain on plan assets                     (3,988)       (2,762)       (3,900)
Net amortization and deferral                   2,451         1,448         2,460
                                         ------------  ------------  ------------
Net periodic pension cost                $      2,292  $      2,271  $      1,736
                                         ============  ============  ============


          The following table sets forth the funded status and amounts recognized in the Consolidated Balance Sheet (in thousands):


                                                         December 31,
                                                 --------------------------
                                                      1997          1996
                                                 ------------  ------------
Actuarial present value of accumulated plan
     benefits:
     Vested benefit obligation                   $     22,181  $     18,506
     Non-vested benefit obligation                      2,176         1,371
                                                 ------------  ------------
          Total accumulated benefit obligation   $     24,357  $     19,877
                                                 ============  ============

Projected benefit obligation                     $     28,940  $     23,582
Plan assets at fair value, primarily equity and
     debt securities                                  (25,872)      (21,800)
                                                 ------------  ------------
Projected benefit obligation in excess of plan
     assets                                             3,068         1,782
Unrecognized net transition asset                          12            18
Unrecognized net gain                                   4,226         2,855
Unrecognized prior service cost                          (950)          (39)
                                                 ------------  ------------
     Accrued pension liability                   $      6,356  $      4,616
                                                 ============  ============


          The assumptions used in accounting for the defined benefit plan were as follows:


                                              1997          1996          1995
                                         ------------- ------------- -------------
Rate of increase in compensation levels           5.0%          5.0%          5.0%
Discount rate                                    7.25%          7.5%         7.25%
Expected long-term rate of return on
     assets                                       8.0%          8.0%          8.0%


     POSTRETIREMENT MEDICAL BENEFITS

          Pacific Lumber has an unfunded benefit plan for certain postretirement medical benefits which covers substantially all employees of Pacific Lumber. Participants of the plan are eligible for certain health care benefits upon termination of employment and retirement and commencement of pension benefits. Participants make contributions for a portion of the cost of their health care benefits. The expected costs of postretirement medical benefits are accrued over the period the employees provide services to the date of their full eligibility for such benefits.

          A summary of the components of net periodic postretirement medical benefit cost is as follows (in thousands):

                                                      Years Ended December 31,
                                             ----------------------------------------
                                                  1997          1996          1995
                                             ------------  ------------  ------------
Service cost - medical benefits earned
     during the year                         $        287  $        332  $        228
Interest cost on accumulated postretirement
     medical benefit obligation                       362           415           317
Net amortization and deferral                         (42)           --           (53)
                                             ------------  ------------  ------------
Net periodic postretirement medical benefit
     cost                                    $        607  $        747  $        492
                                             ============  ============  ============


          The postretirement medical benefit liability recognized in the Company's Consolidated Balance Sheet is as follows (in thousands):


                                                         December 31,
                                                 --------------------------
                                                      1997          1996
                                                 ------------  ------------
Retirees                                         $        710  $      1,182
Actives eligible for benefits                             893           905
Actives not eligible for benefits                       3,434         3,818
                                                 ------------  ------------
     Accumulated postretirement medical benefit
          obligation                                    5,037         5,905
Unrecognized net gain (loss)                            1,003           (86)
                                                 ------------  ------------
     Postretirement medical benefit liability    $      6,040  $      5,819
                                                 ============  ============


          The annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is 10.0% for 1998 and is assumed to decrease gradually to 5.5% in 2009 and remain at that level thereafter. Each one percentage point increase in the assumed health care cost trend rate would increase the accumulated postretirement medical benefit obligation as of December 31, 1997 by approximately $655,000 and the aggregate of the service and interest cost components of net periodic postretirement medical benefit cost by approximately $112,000.

          The discount rates used in determining the accumulated postretirement medical benefit obligation were 7.25% and 7.5% at December 31, 1997 and 1996, respectively.

     EMPLOYEE SAVINGS PLAN

          Pacific Lumber's employees are eligible to participate in a defined contribution savings plan sponsored by MAXXAM. This plan is designed to enhance the existing retirement programs of participating employees. Employees may elect to defer up to 16% of their base compensation to the plan. For those participants who have elected to defer a portion of their compensation to the plan, Pacific Lumber's contributions consist of a matching contribution of up to 4% of the base compensation of participants. The cost to the Company of this plan was $1,516,000, $1,388,000 and $1,281,000 for the years ended December 31, 1997, 1996 and
1995, respectively.

     WORKERS' COMPENSATION BENEFITS

          Pacific Lumber is self-insured for workers' compensation benefits, whereas Britt is insured for workers' compensation benefits by an outside party. Included in accrued compensation and related benefits and other noncurrent liabilities are accruals for workers' compensation claims amounting to $10,800,000 and $8,000,000 at December 31, 1997 and 1996,
respectively. Workers' compensation expenses amounted to $4,660,000, $2,564,000 and $3,579,000 for the years ended December 31, 1997, 1996 and
1995, respectively.

8.        RELATED PARTY TRANSACTIONS

          MAXXAM provides the Company and certain of the Company's subsidiaries with accounting and data processing services. In addition, MAXXAM provides the Company with office space and various office personnel, insurance, legal, operating, financial and certain other services.
MAXXAM's expenses incurred on behalf of the Company are reimbursed by the Company through payments consisting of (i) an allocation of the lease expense for the office space utilized by or on behalf of the Company and
(ii) a reimbursement of actual out-of-pocket expenses incurred by MAXXAM, including, but not limited to, labor costs of MAXXAM personnel rendering services to the Company. Charges by MAXXAM for such services were $2,491,000, $2,680,000 and $1,994,000 for the years ended December 31,
1997, 1996 and 1995, respectively. The Company believes that the services being rendered are on terms not less favorable to the Company than those which would be obtainable from unaffiliated third parties.

9.        STOCKHOLDER'S DEFICIT

          Changes in Stockholder's deficit were (in thousands):


                              Common                                   Pension
                              Stock       Additional   Accumulated    Liability
                           ($1.00 Par)     Capital       Deficit      Adjustment      Total
                           -----------  ------------  ------------  ------------  ------------
Balance, January 1, 1995   $         1  $     89,767  $   (215,710) $         --  $   (125,942)
     Net income                     --            --         4,236            --         4,236
     Dividends                      --            --        (4,800)           --        (4,800)
                           -----------  ------------  ------------  ------------  ------------
Balance, December 31,
     1995                            1        89,767      (216,274)           --      (126,506)
     Net income                     --            --         6,212            --         6,212
     Dividend                       --            --        (3,900)           --        (3,900)
                           -----------  ------------  ------------  ------------  ------------
Balance, December 31,
     1996                            1        89,767      (213,962)           --      (124,194)
     Net income                     --            --        18,622            --        18,622
     Gain from
          issuance of
          Kaiser Aluminum
          Corporation
          common stock due
          to PRIDES
          conversion                --        33,400            --            --        33,400
     Equity in Kaiser
          Aluminum
          Corporation's
          reduction of
          pension
          liability                 --            --            --           981           981
                           -----------  ------------  ------------  ------------  ------------
Balance, December 31, 1997 $         1  $    123,167  $   (195,340) $        981  $    (71,191)
                           ===========  ============  ============  ============  ============

10.  CONTINGENCIES

          Pacific Lumber's business is subject to a variety of California and federal laws and regulations dealing with timber harvesting, threatened and endangered species and habitat for such species, and air and water quality. Compliance with such laws and regulations plays a significant role in Pacific Lumber's business. While compliance with such laws, regulations and judicial and administrative interpretations, together with the cost of litigation incurred in connection with certain timber harvesting operations, have increased the costs of Pacific Lumber, they have not had a significant adverse effect on its financial position, results of operations or liquidity. However, these laws and related administrative actions and legal challenges have severely restricted the ability of Pacific Lumber to harvest virgin old growth timber on its timberlands, and to a lesser extent, residual old growth timber.

          On September 28, 1996, Pacific Lumber (on behalf of itself, its subsidiaries and affiliates) and MAXXAM (collectively, the "Pacific Lumber Parties") entered into an agreement with the United States and California ("Headwaters Agreement") which provides the framework for the acquisition by the United States and California of approximately 5,600 acres of Pacific Lumber's timberlands. These timberlands are commonly referred to as the Headwaters Forest and the Elk Head Springs Forest (collectively, the "Headwaters Timberlands"). A substantial portion of the Headwaters Timberlands consists of virgin old growth timberlands. Approximately 4,900 of these acres are owned by Salmon Creek, with the remaining acreage being owned by Scotia Pacific (Pacific Lumber having harvesting rights on approximately 300 of such acres). The Headwaters Timberlands would be transferred in exchange for (a) property and other consideration from the United States and California having an aggregate fair market value of $300 million, and (b) approximately 7,755 acres of adjacent timberlands (the "Elk River Timberlands") to be acquired from a third party. As part of the Headwaters Agreement, the Pacific Lumber Parties agreed to not enter the Headwaters Forest or the Elk Head Springs Forest to conduct any logging or salvage operations.

          Closing of the Headwaters Agreement is subject to various conditions, including federal and California funding, approval of a sustained yield plan ("SYP"), approval of a habitat conservation plan covering multiple species ("Multi-Species HCP") and issuance of a related incidental take permit (the "Permit") and the issuance of certain tax agreements satisfactory to the Pacific Lumber Parties.

          In November 1997, President Clinton signed an appropriations bill which contains authorization for the expenditure of $250 million of federal funds toward consummation of the Headwaters Agreement. On February 27, 1998, Pacific Lumber, MAXXAM and various government agencies entered into a Pre-Permit Application Agreement in Principle (the "HCP/SYP Agreement") regarding certain understandings that they had reached regarding the Multi-Species HCP, the Permit and the SYP. The HCP/SYP Agreement provides that the Permit and Multi-Species HCP would have a term of 50 years, and would limit the activities which could be conducted by Pacific Lumber in twelve forest groves to those which would enhance habitat. These groves aggregate approximately 8,000 acres and consist of substantial quantities of virgin and residual old growth redwood and Douglas-fir timber.

          In addition to being an important milestone toward completion of the Headwaters Agreement, the Company also believes that the HCP/SYP Agreement is a positive development in respect of the environmental challenges that it has faced over the last several years. Several species, including the northern spotted owl, the marbled murrelet and the coho salmon, have been listed as endangered and threatened under the federal Endangered Species Act ("ESA") and/or the California Endangered Species Act
("CESA").   Pacific Lumber has developed federal and state northern spotted owl management plans which permit harvesting activities to be conducted so long as Pacific Lumber adheres to certain measures designed to protect the northern spotted owl. The potential impact of the listings of the marbled
murrelet and the coho salmon is more uncertain.   If the Multi-Species HCP
is approved, Pacific Lumber would be issued the Permit, which would allow limited incidental "take" of listed species so long as there was no "jeopardy" to the species and the Multi-Species HCP would identify the measures to be instituted in order to minimize and mitigate the anticipated level of take to the greatest extent possible. The Multi-Species HCP would be designed to protect currently listed species as well as to consider candidate and future-listed species. Pacific Lumber is also attempting to include in the Multi-Species HCP a resolution of the potential effect of limits by the Environmental Protection Agency ("EPA") on sedimentation, temperature and other factors for seventeen northern California rivers and certain of their tributaries, including rivers within Pacific Lumber's timberlands. These limitations will be aimed at protecting water quality.

          Lawsuits are pending or threatened which seek to prevent Pacific Lumber from implementing certain of its approved timber harvesting plans ("THPs"). While challenges with respect to Pacific Lumber's young growth timber have historically been limited, a lawsuit was recently filed under the ESA which relates to a significant number of THPs covering young growth timber of Pacific Lumber. While the Company expects these environmentally focused objections and lawsuits to continue, it believes that the HCP/SYP Agreement will enhance its position in connection with these challenges. The Company also believes that the Multi-Species HCP would expedite the preparation and facilitate approval of its THPs.

          The HCP/SYP Agreement also contains certain provisions relating to the SYP. Subject to further study, the Company expects Pacific Lumber to propose a long-term sustained yield harvest level ("LTSY") which is somewhat less than Pacific Lumber's recent harvest levels. If the SYP is approved, Pacific Lumber will have complied with certain BOF regulations requiring that timber companies project timber growth and harvest on their timberlands over a 100-year planning period and establish an LTSY harvest level. The SYP must demonstrate that the average annual harvest over any rolling ten-year period will not exceed the LTSY harvest level and that Pacific Lumber's projected timber inventory is capable of sustaining the LTSY harvest level in the last decade of the 100-year planning period.
An approved SYP is expected to be valid for ten years, although it would be subject to review after five years. Thereafter, revised SYPs will be prepared every decade that address the LTSY harvest level based upon reassessment of changes in the resource base and other factors.

          The final terms of the SYP, the Multi-Species HCP and the Permit are subject to additional negotiation and agreement among the parties as well as public review and comment. While the parties are working diligently to complete the Multi-Species HCP and the SYP as well as the other closing conditions contained in the Headwaters Agreement, there can be no assurance that the Headwaters Agreement will be consummated or that an SYP, Multi-Species HCP or Permit acceptable to Pacific Lumber will be approved.

          In the event that a Multi-Species HCP is not approved, Pacific Lumber will not enjoy the benefits of expedited preparation and facilitated review of its THPs. Furthermore, if a Multi-Species HCP acceptable to Pacific Lumber is not approved, it is impossible for the Company to determine the potential adverse effect of the listings of the marbled murrelet and coho salmon or the EPA's limitations on the Company's financial position, results of operations or liquidity until such time as the various regulatory and legal issues are resolved; however, if Pacific Lumber is unable to harvest, or is severely limited in harvesting, on significant amounts of its timberlands, such effect could be materially adverse to the Company.

11.  SUPPLEMENTAL CASH FLOW AND OTHER INFORMATION

                                                   Years Ended December 31,
                                          ----------------------------------------
                                               1997          1996          1995
                                          ------------  ------------  ------------
                                                        (In thousands)
     Supplemental information on non-cash
     investing and financing activities:
     Net margin payments for marketable
          securities                      $         --  $         --  $      6,648
     Timber and timberlands acquired
          subject to long-term debt              9,445            --           615
     Supplemental disclosure of cash flow
     information:
     Interest paid, net of capitalized
          interest                        $     73,080  $     63,785  $     64,907
     Income taxes paid (refunded)                  166        (2,900)       (5,190)
     Tax allocation payments to MAXXAM             372           188            --


          Items Related to 1992 Earthquake
          In 1995 Pacific Lumber recorded reductions in cost of sales of $1,527,000 resulting from business interruption insurance reimbursements for higher operating costs and the related loss of revenues resulting from the April 1992 earthquake.

12.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

          Summary quarterly financial information for the years ended December 31, 1997 and 1996 is as follows (in thousands):


                                                  Three Months Ended
                                ------------------------------------------------------
                                   March 31      June 30    September 30  December 31
                                ------------  ------------  ------------ ------------
1997:
     Net sales                  $     66,815  $     76,848  $    72,811  $     70,701
     Operating income                 18,819        24,264       23,122        18,334
     Net income (loss)                  (312)        5,024        5,820         8,090

1996:
     Net sales                  $     59,804  $     71,303  $    68,473  $     65,004
     Operating income                 16,577        19,330       17,537        19,602
     Net income (loss)                   225         4,111         (187)        2,063


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                  PART III

          Not applicable.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  INDEX TO FINANCIAL STATEMENTS                                     PAGE

          1.   FINANCIAL STATEMENTS (INCLUDED UNDER ITEM 8):

               Report of Independent Public Accountants                  30
               Consolidated balance sheet at December 31,
                    1997 and 1996                                        31
               Consolidated statement of operations for the years
                    ended December 31, 1997, 1996 and 1995               32
               Consolidated statement of cash flows for the years
                    ended December 31, 1997, 1996 and 1995               33
               Notes to consolidated financial statements                34

          2.   FINANCIAL STATEMENT SCHEDULES:

               Schedule I  -  Condensed financial information of
                    Registrant at December 31, 1997 and 1996 and for
                    year ended December 31, 1997 and for the period
                    from November 4, 1996 (inception) to December
                    31, 1996.                                           50
               The consolidated financial statements and notes thereto of MAXXAM Inc., MAXXAM Group Inc. and Kaiser Aluminum Corporation are incorporated herein by reference and included as Exhibits 99.1, 99.2 and 99.3 hereto, respectively.

               All other schedules are inapplicable or the required information is included in the consolidated financial statements or the notes thereto.

(B)  REPORTS ON FORM 8-K

     There were no reports on Form 8-K during the fourth quarter of 1997.

(C)  EXHIBITS

     Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 55), which index is incorporated herein by reference.

         SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         MAXXAM GROUP HOLDINGS INC.

                       BALANCE SHEET (UNCONSOLIDATED)
              (IN THOUSANDS OF DOLLARS, EXCEPT SHARE INFORMATION)


                                                         December 31,
                                                   --------------------------
                                                        1997          1996
                                                   ------------  ------------

                      ASSETS

Current assets:
     Cash and cash equivalents                     $      1,913  $      1,177
     Receivable from MAXXAM Inc.                          5,462             1
                                                   ------------  ------------
          Total current assets                            7,375         1,178
Note receivable from MAXXAM Inc.                        125,000       125,000
Deferred income taxes                                     9,144         8,367
Deferred financing costs                                  4,226         4,984
                                                   ------------  ------------
                                                   $    145,745  $    139,529
                                                   ============  ============

      LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
     Accounts payable and other accrued
          liabilities                              $      1,230  $      2,164
     Accrued interest                                     6,500           347
                                                   ------------  ------------
          Total current liabilities                       7,730         2,511
Losses recognized in excess of investments in
     subsidiaries                                        79,206       131,212
Long-term debt                                          130,000       130,000
                                                   ------------  ------------
          Total liabilities                             216,936       263,723
                                                   ------------  ------------

Stockholder's deficit:
     Common stock, $1.00 par value; 3,000 shares
          authorized; 1,000 shares issued                     1             1
     Additional capital                                 123,167        89,767
     Accumulated deficit                               (194,359)     (213,962)
                                                   ------------  ------------
          Total stockholder's deficit                   (71,191)     (124,194)
                                                   ------------  ------------
                                                   $    145,745       139,529
                                                   ============  ============

   See notes to consolidated financial statements and accompanying notes.


   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                         MAXXAM GROUP HOLDINGS INC.

             CONDENSED STATEMENT OF OPERATIONS (UNCONSOLIDATED)
                         (IN THOUSANDS OF DOLLARS)

                                                                        Period from
                                                                      November 4, 1996
                                                      Year ended        (inception)
                                                     December 31,     to December 31,
                                                         1997               1996
                                                  -----------------  -----------------


Investment, interest and other income (expense)   $          13,818  $            308
Interest expense                                            (16,357)             (364)
General and administrative expenses                            (331)              (51)
Equity in earnings of subsidiaries                           20,625             1,732
                                                  -----------------  ----------------
Income before income taxes                                   17,755             1,625
Credit (provision) in lieu of income taxes                      867                (2)
                                                  -----------------  ----------------
Net income                                        $          18,622  $          1,623
                                                  =================   ================

   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                         MAXXAM GROUP HOLDINGS INC.

             CONDENSED STATEMENT OF CASH FLOWS (UNCONSOLIDATED)
                         (IN THOUSANDS OF DOLLARS)


                                                                        Period from
                                                                     November 4, 1996
                                                     Years Ended       (inception)
                                                    December 31,      to December 31,
                                                        1997               1996
                                                  ----------------  -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                   $         18,622  $           1,623
     Adjustments to reconcile net income to net
          cash provided by (used for)
          operating activities:
          Amortization of deferred financing
               costs and discounts on long-term
               debt                                            757                 17
          Equity in earnings of subsidiaries               (20,625)            (1,732)
          Increase (decrease) in cash resulting
               from changes in:
               Receivable from MAXXAM Inc.                  (5,461)                --
               Accrued and deferred income taxes              (777)               256
               Accrued interest and other
                    liabilities                              5,219              1,298
          Other                                                  1             (1,113)
                                                  ----------------  -----------------
               Net cash provided by (used for)
                    operating activities                    (2,264)               349
                                                  ----------------  -----------------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Issuance of note to MAXXAM Inc.                            --           (125,000)
                                                  ----------------  -----------------
               Net cash used for investing                      --           (125,000)
                    activities                    ----------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of long-term debt                   --            130,000
     Dividends received                                      3,000                 --
     Incurrence of financing costs                              --             (4,172)
                                                  ----------------  -----------------
               Net cash provided by financing
                    activities                               3,000            125,828
                                                  ----------------  -----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                      736              1,177
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR               1,177                 --
                                                  ----------------  -----------------
CASH AND CASH EQUIVALENTS AT END OF YEAR          $          1,913  $           1,177
                                                  ================  =================


                       NOTES TO FINANCIAL STATEMENTS


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

B.   LONG-TERM DEBT

          Long-term debt consists of the 12% MGHI Senior Secured Notes due August 1, 2003. The MGHI Notes are guaranteed on a senior, unsecured basis by MAXXAM and are secured by a pledge of the $125,000,000 MAXXAM Inc. note receivable and the common stock of MGI. Included in investment, interest and other income is $13,750,000 of income related to the MAXXAM Note for the year ended December 31, 1997. Furthermore, the Company has agreed to pledge up to 16,055,000 of the Pledged Kaiser Shares as security for the MGHI Notes should they be released from the pledge for the MGI Notes due to an early retirement (except by reason of a refinancing) of the MGI Notes.


C.   SUPPLEMENTAL CASH FLOW INFORMATION


                                                               Period from
                                                             November 4, 1996
                                                Year Ended     (inception)
                                               December 31,  to December 31,
                                                   1997            1996
                                              ------------  -----------------
Supplemental disclosure of cash flow
     information:
     Interest paid                            $      9,447  $              -
     Tax allocation refunds from MAXXAM                 46                 -



                                 SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MAXXAM GROUP HOLDINGS INC.

Date:  March 26, 1998         By:    /s/ PAUL N. SCHWARTZ
                                       Paul N. Schwartz
                                Vice President, Chief Financial
                                     Officer and Director


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  March 26, 1998         By:   /s/ CHARLES E. HURWITZ
                                      Charles E. Hurwitz
                               Chairman of the Board, President,
                                  Chief Executive Officer and
                                           Director


Date:  March 26, 1998         By:    /s/ PAUL N. SCHWARTZ
                                       Paul N. Schwartz
                                Vice President, Chief Financial
                                     Officer and Director
                                   (Principal Financial and
                                      Accounting Officer)


Date:  March 26, 1998         By:     /s/ JOHN T. LA DUC
                                        John T. La Duc
                                  Vice President and Director



                             INDEX OF EXHIBITS

    EXHIBIT
    NUMBER                          DESCRIPTION
 ------------  ----------------------------------------------------

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

     4.2       Indenture between MAXXAM Group Inc. ("MGI") and
               Shawmut Bank, N.A., Trustee, regarding MGI's 12-3/4%
               Senior Secured Discount Notes due 2003 and 11-1/4%
               Senior Secured Notes due 2003 (incorporated herein by reference to Exhibit 4.1 to MGI's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-8857)

     4.3       Indenture between The Pacific Lumber Company
               ("Pacific Lumber") and State Street Bank and Trust
               Company ("State Street"), regarding Pacific Lumber's
               10-1/2% Senior Notes due 2003 (incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K of Pacific Lumber for the fiscal year ended December 31, 1993, File No. 1-9204)

     4.4       Indenture between Scotia Pacific Holding Company
               ("Scotia Pacific") and State Street, as Trustee, regarding Scotia Pacific's 7.95% Timber
               Collateralized Notes due 2015 (incorporated herein by reference to Exhibit 4.1 to Scotia Pacific's
               Annual Report on Form 10-K for the fiscal year ended
               December 31, 1993, File No. 55538; the "Scotia
               Pacific 1993 Form 10-K")

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

     4.7       First Amendment, dated February 10, 1997, to the
               Pacific Lumber Credit Agreement (incorporated herein
               by reference to Exhibit 4.4 to the Annual Report on
               Form 10-K of The Pacific Lumber Company for the
               fiscal year ended December 31, 1996; File No. 1-
               9204)

     4.8       Form of Deed of Trust, Assignment of Rents, Grant of
               Easement and Fixture Filing (incorporated herein by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of Pacific Lumber for the quarter ended
               September 30, 1995; File No. 1-9204)

     4.9       Second Amendment dated October 9, 1997, to the
               Pacific Lumber Credit Agreement (incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of the Pacific Lumber Company for the quarter ended September 30, 1997; File No. 1-9204)

               Note:  Pursuant to Regulation Section 229.601, Item
               601 (b)(4)(iii) of Regulation S-K, upon request of the Securities and Exchange Commission, the Company hereby agrees to furnish a copy of any unfiled instrument which defines the rights of holders of long-term debt of the Company and its consolidated subsidiaries (and for any of its unconsolidated subsidiaries for which financial statements are required to be filed) wherein the total amount of securities authorized thereunder does not exceed 10 percent of the total consolidated assets of the Company.

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

    10.7       Agreement dated December 20, 1985 between Pacific
               Lumber and General Electric Company (incorporated herein by reference to Exhibit 10(m) to Pacific
               Lumber's Registration Statement on Form S-1,
               Registration No. 33-5549; the "1985 GE Agreement")

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

    10.18 Amendment to Put and Call Agreement, dated as of February 17, 1989 (incorporated herein by reference to Exhibit 10.35 to MAXXAM Inc.'s Annual Report on
               Form 10-K for the fiscal year ended December 31, 1988, File No. 1-3924)

    10.19      Investment Management Agreement, dated as of
               December 1, 1991, by and among MGI, MAXXAM Inc. and certain related corporations (incorporated herein by reference to Exhibit 10.23 to Amendment No. 5 to the MGI Registration Statement)

    10.20      Undertaking, dated August 4, 1993, executed by
               MAXXAM in favor of MGI (incorporated herein by reference to Exhibit 10.24 to MGI's Annual Report on
               Form 10-K for the fiscal year ended December 31, 1994, File No. 1-8857)

    10.21      Agreement (the "Headwaters Agreement") dated
               September 28, 1996 among MAXXAM Inc., The Pacific
               Lumber Company (on behalf of itself, its subsidiaries and its affiliates), the United States of America and the State of California (incorporated herein by reference to Exhibit 10.1 to MAXXAM Inc.'s
               Form 8-K dated September 28, 1996; File No.  1-3924)

    10.22      Pre-Permit Application Agreement in Principle dated
               February 27, 1998 relating to the Headwaters
               Agreement (incorporated herein by reference to Exhibit 10.16 of the Annual Report on Form 10-K of
               Pacific Lumber for the fiscal year ended December
               31, 1997, File No. 1-9204)

   *27         Financial Data Schedule

   *99.1 The consolidated financial statements and notes thereto of MAXXAM Inc. for the fiscal year ended
               December 31, 1997

   *99.2 The consolidated financial statements and notes thereto of MAXXAM Group Inc. for the fiscal year ended December 31, 1997

   *99.3 The consolidated financial statements and notes thereto of Kaiser Aluminum Corporation for the fiscal year ended December 31, 1997

---------------
* Included with this filing.