Form 10-Q
period 1998-03-31
MAXXAM GROUP HOLDINGS INC
filed 1998-05-05
CIK 1029500

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q

                              ---------------

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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
Yes /X/   No /  /

   Number of shares of common stock outstanding at April 29, 1998:  1,000


Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                             TABLE OF CONTENTS


                                                                       PAGE
PART I.  -  FINANCIAL INFORMATION

     Item 1.   Financial Statements:
          Consolidated Balance Sheet at March 31, 1998 and
               December 31, 1997                                         3
          Consolidated Statement of Operations for the three
               months ended March 31, 1998 and 1997                      4
          Consolidated Statement of Cash Flows for the three
               months ended March 31, 1998 and 1997                      5
          Condensed Notes to Consolidated Financial Statements           6

     Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                 10

PART II.  -  OTHER INFORMATION

     Item 1.   Legal Proceedings                                        13
     Item 6.   Exhibits and Reports on Form 8-K                         13
     Signature                                                         S-1

                MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET
              (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)


                                                    March 31,    December 31,
                                                       1998          1997
                                                  ------------  ------------
                                                   (Unaudited)
                      ASSETS
Current assets:
     Cash and cash equivalents                    $     81,790  $     91,753
     Marketable securities                              49,253        51,324
     Receivables:
          Trade                                         11,183        19,269
          Other                                          3,200         6,667
     Inventories                                        55,993        61,355
     Prepaid expenses and other current assets           8,095        13,080
                                                  ------------  ------------
          Total current assets                         209,514       243,448
     Timber and timberlands, net of accumulated
     depletion of $170,372 and $169,167,
     respectively                                      298,794       299,153
     Property, plant and equipment, net of
          accumulated depreciation of $78,834
          and $76,420, respectively                    103,037       103,388
Note receivable from MAXXAM Inc.                       125,875       125,000
Investment in Kaiser Aluminum Corporation               45,713        41,402
Deferred financing costs, net                           24,871        25,739
Deferred income taxes                                   60,063        58,767
Restricted cash                                         28,108        28,434
Other assets                                             4,513         4,209
                                                  ------------  ------------
                                                  $    900,488  $    929,540
                                                  ============  ============

      LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
     Accounts payable                             $      3,248  $      3,535
     Accrued interest                                   11,434        30,838
     Accrued compensation and related benefits           8,311        12,544
     Deferred income taxes                              10,784        10,882
     Other accrued liabilities                           1,773         1,631
     Long-term debt, current maturities                 20,607        19,429
                                                  ------------  ------------
          Total current liabilities                     56,157        78,859
Long-term debt, less current maturities                884,500       892,896
Other noncurrent liabilities                            30,148        28,976
                                                  ------------  ------------
          Total liabilities                            970,805     1,000,731
                                                  ------------  ------------
Contingencies

Stockholder's deficit:
     Common stock, $1.00 par value; 3,000 shares
          authorized; 1,000 shares issued                    1             1
     Additional capital                                123,167       123,167
     Accumulated deficit                              (193,485)     (194,359)
                                                  ------------  ------------
          Total stockholder's deficit                  (70,317)      (71,191)
                                                  ------------  ------------
                                                  $    900,488  $    929,540
                                                  ============  ============

The accompanying notes are an integral part of these financial statements.

                MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF OPERATIONS
                         (IN THOUSANDS OF DOLLARS)



                                                        Three Months Ended
                                                             March 31
                                                   --------------------------
                                                        1998          1997
                                                   ------------  ------------
                                                           (Unaudited)

Net sales:
     Lumber and logs                               $     48,502  $     60,266
     Other                                                3,405         6,549
                                                   ------------  ------------
                                                         51,907        66,815
                                                   ------------  ------------

Operating expenses:
     Cost of goods sold                                  33,064        38,045
     Selling, general and administrative expenses         3,171         3,404
     Depletion and depreciation                           5,617         6,547
                                                   ------------  ------------
                                                         41,852        47,996
                                                   ------------  ------------

Operating income                                         10,055        18,819

Other income (expense):
     Equity in earnings of Kaiser Aluminum
          Corporation                                     4,311            --
     Investment, interest and other income                8,476         4,398
     Interest expense                                   (23,819)      (23,697)
                                                   ------------  ------------
Loss before income taxes                                   (977)         (480)
Credit in lieu of income taxes                            1,851           168
                                                   ------------  ------------
Net income (loss)                                  $        874  $       (312)
                                                   ============  ============

The accompanying notes are an integral part of these financial statements.

                MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                         (IN THOUSANDS OF DOLLARS)



                                                        Three Months Ended
                                                            March 31,
                                                   --------------------------
                                                        1998          1997
                                                   ------------  ------------
                                                           (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                             $        874  $       (312)
     Adjustments to reconcile net income (loss)
          to net cash provided by operating
          activities:
          Depletion and depreciation                      5,617         6,547
          Equity in undistributed earnings of
               Kaiser Aluminum Corporation               (4,311)           --
          Amortization of deferred financing
               costs and discounts on long-term
               debt                                       4,426         4,032
          Net gain on asset dispositions                 (1,827)           --
          Net sales of marketable securities              4,356            22
          Net (gain) loss on marketable
               securities                                (2,285)          243
          Deferral of interest payment on note
               receivable from MAXXAM Inc.                 (875)           --
     Increase (decrease) in cash resulting from
          changes in:
          Receivables                                    12,862        (1,615)
          Inventories, net of depletion                   3,357         5,761
          Prepaid expenses and other assets                 (57)       (1,914)
          Accounts payable                               (1,288)         (169)
          Accrued interest                              (19,404)      (13,568)
          Other liabilities                              (2,836)       (3,442)
          Accrued and deferred income taxes              (1,835)         (165)
     Other                                                    2            70
                                                   ------------  ------------
               Net cash used for operating
                    activities                           (3,224)       (4,510)
                                                   ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                (2,770)       (2,258)
     Net proceeds from sale of assets                     6,481            11
                                                   ------------  ------------
          Net cash provided by (used for)
               investing activities                       3,711        (2,247)
                                                   ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Redemptions, repurchases of and principal
          payments on long-term debt                    (10,776)       (8,756)
     Restricted cash withdrawals, net                       326           202
                                                   ------------  ------------
          Net cash used for financing activities        (10,450)       (8,554)
                                                   ------------  ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                (9,963)      (15,311)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         91,753        73,595
                                                   ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $     81,790  $     58,284
                                                   ============  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid, net of capitalized interest    $     38,796  $     33,244
     Income taxes paid                                       50            --

The accompanying notes are an integral part of these financial statements.

                MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

            CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (IN THOUSANDS OF DOLLARS)


1.        GENERAL

          The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Form 10-K filed by the Company. Any capitalized terms used but not defined in these Condensed Notes to Consolidated Financial Statements are defined in the "Glossary of Defined Terms" contained in Appendix A. All references to the "Company" include MAXXAM Group Holdings Inc. and its subsidiary companies unless otherwise noted or the context indicates otherwise. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

          The consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 1998, the consolidated results of operations for the three months ended March 31, 1998 and 1997 and consolidated cash flows for the three months ended March 31, 1998 and 1997. The Company is a wholly owned subsidiary of MAXXAM.

          SFAS No. 130 was issued in June 1997 with the adoption required for fiscal years beginning after December 31, 1997. SFAS No. 130 requires the presentation of an additional income measure (termed "comprehensive income"), which adjusts traditional net income for certain items that previously were only reflected as direct charges to equity (such as minimum pension liabilities). For the quarters ended March 31, 1998 and 1997, there is not a significant difference between "traditional" net income and comprehensive net income as the amount of the adjustments required to arrive at comprehensive income is not significant.

2.        INVENTORIES

          Inventories consist of the following:



                                                    March 31,    December 31,
                                                       1998          1997
                                                  ------------  ------------
Lumber                                            $     48,957  $     49,734
Logs                                                     7,036        11,621
                                                  ------------  ------------
                                                  $     55,993  $     61,355
                                                  ============  ============


3.        RESTRICTED CASH

          Restricted cash represents the amount held by the trustee under the indenture governing the Timber Notes of the Company's indirect wholly owned subsidiary, Scotia Pacific.

4.        INVESTMENT IN KAISER

          Subsequent to its formation, the Company received, as a capital contribution from MAXXAM, 27,938,250 Pledged Kaiser Shares. Kaiser is an integrated producer and marketer of alumina, primary aluminum and fabricated aluminum products. Kaiser's common stock is publicly traded on the New York Stock Exchange under the trading symbol "KLU." The Pledged Kaiser Shares represent a 35.3% equity interest in Kaiser at March 31, 1998. The Company follows the equity method of accounting for its investment in Kaiser.

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

          The market value for the Pledged Kaiser Shares based on the price per share quoted at the close of business on April 29, 1998 was $291,600. There can be no assurance that such value would be realized should the Company dispose of its investment in the Pledged Kaiser Shares. The following table contains summarized financial information of Kaiser. For more information regarding Kaiser's financial condition and operations, reference is made to Kaiser's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, both filed with the SEC.



                                                  March 31,    December 31,
                                                     1998          1997
                                                ------------  ------------
Current assets                                  $  1,008,700  $  1,045,600
Property, plant and equipment, net                 1,162,500     1,171,800
Other assets                                         792,600       796,500
                                                ------------  ------------
                    Total assets                $  2,963,800  $  3,013,900
                                                ============  ============

Current liabilities                             $    543,000  $    594,100
Long-term debt, less current maturities              962,600       962,900
Other liabilities                                  1,201,600     1,212,200
Minority interests                                   126,100       127,700
Stockholders' equity                                 130,500       117,000
                                                ------------  ------------
     Total liabilities and stockholders' equity $  2,963,800  $  3,013,900
                                                ============  ============





                                                       Three Months Ended
                                                           March 31,
                                                  --------------------------
                                                       1998          1997
                                                  ------------  ------------
Net sales                                         $    597,000       547,400
Costs and expenses                                    (552,200)     (516,100)
Other expenses                                         (27,200)      (24,900)
                                                  ------------  ------------
     Income before income taxes and minority
     interests                                          17,600         6,400
Provision for income taxes                              (6,200)       (2,400)
Minority interests                                         600        (1,400)
                                                  ------------  ------------
Net income                                              12,000         2,600
Dividends on preferred stock                                --        (2,100)
                                                  ------------  ------------
Net income available to common stockholders       $     12,000  $        500
                                                  ============  ============
Equity in earnings of Kaiser                      $      4,311  $         --
                                                  ============  ============


5.        LONG-TERM DEBT

          Long-term debt consists of the following:


                                                    March 31,    December 31,
                                                       1998          1997
                                                  ------------  ------------
7.95% Scotia Pacific Timber Collateralized Notes
     due July 20, 2015                            $    309,192  $    319,965
10-1/2% Pacific Lumber Senior Notes due March 1,
     2003                                              235,000       235,000
Pacific Lumber Credit Agreement                          9,445         9,445
11-1/4% MGI Senior Secured Notes due August 1,
     2003                                              100,000       100,000
12-1/4% MGI Senior Secured Discount Notes due
     August 1, 2003, net of discount                   120,883       117,325
12% MGHI Senior Secured Notes due August 1, 2003       130,000       130,000
Other                                                      587           590
                                                  ------------  ------------
                                                       905,107       912,325
Less: current maturities                               (20,607)      (19,429)
                                                  ------------  ------------
                                                  $    884,500  $    892,896
                                                  ============  ============

</TABLE


6.        CONTINGENCIES

          Pacific Lumber's business is subject to a variety of California and federal laws and regulations dealing with timber harvesting, threatened and endangered species and habitat for such species, and air and water quality. Compliance with such laws and regulations plays a significant role in Pacific Lumber's business. While compliance with such laws, regulations and judicial and administrative interpretations, together with the cost of litigation incurred in connection with certain timber harvesting operations of Pacific Lumber, have increased the costs of Pacific Lumber, they have not had a significant adverse effect on the Company's financial position, results of operations or liquidity. However, these laws and related administrative actions and legal challenges have severely restricted the ability of Pacific Lumber to harvest virgin old growth timber, and to a lesser extent, residual old growth timber on its timberlands.

          On September 28, 1996, the Pacific Lumber Parties entered into the Headwaters Agreement with the United States and California which provides the framework for the acquisition by the United States and California of the Headwaters Timberlands. A substantial portion of the Headwaters Timberlands contains virgin old growth timber. Approximately
4,900 of these acres are owned by Salmon Creek, with the remaining acreage being owned by Scotia Pacific (Pacific Lumber having harvesting rights on approximately 300 of such acres). The Headwaters Timberlands would be transferred in exchange for (a) cash or other consideration from the United
States and California having an aggregate fair market value of $300 million, and (b) approximately 7,800 acres of timberlands to be acquired from a third party. As part of the Headwaters Agreement, the Pacific
Lumber Parties agreed to not enter the Headwaters Timberlands to conduct any logging or salvage operations.

          Closing of the Headwaters Agreement is subject to various conditions, including federal and California funding, approval of an SYP, approval of a Multi-Species HCP, issuance of the Permits and the issuance of certain tax agreements satisfactory to the Pacific Lumber Parties.

          In November 1997, President Clinton signed an appropriations bill which contains authorization for the expenditure of $250 million of federal funds towards consummation of the Headwaters Agreement. On February 27, 1998, Pacific Lumber, MAXXAM and various government agencies entered into the HCP/SYP Agreement regarding certain understandings that they had reached regarding the Multi-Species HCP, the Permits and the SYP. The
HCP/SYP Agreement provides that the Permits and Multi-Species HCP would have a term of 50 years, and would limit the activities which could be conducted by Pacific Lumber in twelve forest groves to those which would not be detrimental to marbled murrelet habitat. These groves aggregate approximately 8,000 acres and consist of substantial quantities of virgin and residual old growth redwood and Douglas-fir timber.

          The Company believes that the HCP/SYP Agreement is a favorable development that enhances its position in connection with legal and regulatory challenges to Pacific Lumber's THPs as well as the prospects for consummation of the Headwaters Agreement, the approval of the Multi-Species HCP and SYP and the issuance of the Permits. Several species, including the northern spotted owl, the marbled murrelet and the coho salmon, have been listed as endangered or threatened under the ESA and/or the CESA. Pacific Lumber has developed federal and state northern spotted owl management plans which permit harvesting activities to be conducted so long as Pacific Lumber adheres to certain measures designed to protect the northern spotted owl. The potential impact of the listings of the marbled murrelet and the coho salmon is more uncertain. If the Multi-Species HCP is approved, Pacific Lumber would be issued the Permits, which would allow limited incidental
"take" of listed species so long as there was no "jeopardy" to the continued existence of the species and the Multi-Species HCP would identify the measures to be instituted in order to minimize and mitigate the anticipated level of take to the greatest extent possible.

          The Multi-Species HCP would not only provide for Pacific Lumber's compliance with habitat requirements for currently listed species, it would also provide greater certainty and protection for Pacific Lumber with regard to identified species that may be listed in the future. Pacific
Lumber is attempting to include in the Multi-Species HCP a resolution of the effect of potential regulatory limits by the EPA on sedimentation, temperature and other factors for seventeen northern California rivers and certain of their tributaries, including rivers within Pacific Lumber's timberlands. These limitations would be aimed at protecting water quality.

          Lawsuits are pending or threatened which seek to prevent Pacific
Lumber from implementing certain of its approved THPs or other operations.
While challenges with respect to Pacific Lumber's young growth timber have historically been limited, a lawsuit relating to the coho salmon was recently filed under the ESA which relates to a significant number of THPs covering young growth timber of Pacific Lumber. While the Company expects these environmentally focused objections and lawsuits to continue, it believes that the HCP/SYP Agreement will enhance Pacific Lumber's position in connection with these challenges. The Company also believes that the Multi-Species HCP would expedite the preparation and facilitate approval of its THPs.

          The HCP/SYP Agreement also contains certain provisions relating to the SYP. The Company expects Pacific Lumber to propose an LTSY which is approximately 10% less than Pacific Lumber's average timber harvest over the last three years. If the SYP is approved by the CDF, Pacific Lumber will have complied with certain BOF regulations requiring that timber companies project timber growth and harvest on their timberlands over a 100-year planning period and establish an LTSY harvest level. The SYP must demonstrate that the average annual harvest over any rolling ten-year period will not exceed the LTSY harvest level and that Pacific Lumber's projected timber inventory is capable of sustaining the LTSY harvest level in the last decade of the 100-year planning period. An approved SYP is expected to be valid for ten years, although it would be subject to review after five years. Thereafter, revised SYPs will be prepared every decade that address the LTSY harvest level based upon reassessment of changes in the resource base and other factors.

          The final terms of the SYP, the Multi-Species HCP and the Permits are subject to additional negotiation and agreement among the parties as well as public review and comment. While the parties are working diligently to complete the Multi-Species HCP and the SYP as well as the other closing conditions contained in the Headwaters Agreement, there can be no assurance that the Headwaters Agreement will be consummated or that an SYP, Multi-Species HCP or Permits acceptable to Pacific Lumber will be approved. If the Headwaters Agreement is not consummated and Pacific
Lumber is unable to harvest or is severely limited in harvesting on various of its timberlands, it intends to continue and/or expand its takings litigation seeking just compensation from the appropriate governmental agencies on the grounds that such restrictions constitute an uncompensated governmental taking of private property for public use.

          In the event that a Multi-Species HCP is not approved, Pacific
Lumber will not enjoy the benefits of a more streamlined THP preparation and review process. Furthermore, if a Multi-Species HCP acceptable to Pacific Lumber is not approved, it is impossible for the Company to determine the potential adverse effect of the listings of the marbled murrelet and coho salmon or the EPA's potential regulatory limitations on river sedimentation on the Company's financial position, results of operations or liquidity until such time as the various regulatory and legal issues are resolved; however, if Pacific Lumber is unable to harvest, or is severely limited in harvesting, on significant amounts of its timberlands, such effect could be materially adverse to the Company.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS

          The following should be read in conjunction with the response to
Part I, Item 1 of this Report and Items 7 and 8 of the Form 10-K subsequent to the filing of the Form 10-K. Any capitalized terms used but not defined in this Item are defined in the "Glossary of Defined Terms" contained in Appendix A.

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation
Reform Act of 1995.  These statements appear in several places in this Form
10-Q. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will,"
"should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements and changing prices and market conditions. This section and the Form 10-K identify other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

RESULTS OF OPERATIONS

          The Company engages in forest products operations principally through its subsidiaries Pacific Lumber and Britt. The Company's business is seasonal in that the forest products business generally experiences lower first quarter sales due largely to the general decline in construction-related activity during the winter months. Accordingly, the Company's results for any one quarter are not necessarily indicative of results to be expected for the full year. The following table presents selected operational and financial information for the three months ended
March 31, 1998 and 1997.




                                                       Three Months Ended
                                                           March 31,
                                                  --------------------------
                                                       1998          1997
                                                  ------------  ------------
                                                    (In millions of dollars,
                                                        except shipments
                                                          and prices)
Shipments:
     Lumber: (1)
          Redwood upper grades                            10.2          13.0
          Redwood common grades                           53.9          57.2
          Douglas-fir upper grades                         1.9           2.5
          Douglas-fir common grades                        9.2          19.4
          Other                                            2.5           3.9
                                                  ------------  ------------
               Total lumber                               77.7          96.0
                                                  ============  ============
     Logs (2)                                               --           2.5
                                                  ============  ============
     Wood chips (3)                                       32.2          60.2
                                                  ============  ============

Average sales price:
     Lumber: (4)
          Redwood upper grades                    $      1,491  $      1,322
          Redwood common grades                            506           505
          Douglas-fir upper grades                       1,269         1,211
          Douglas-fir common grades                        352           486
     Logs (4)                                              382           478
     Wood chips (5)                                         62            75

Net sales:
     Lumber, net of discount                      $       48.5  $       59.1
     Logs                                                   --           1.2
     Wood chips                                            2.0           4.5
     Cogeneration power                                     .6           1.0
     Other                                                  .8           1.0
                                                  ------------  ------------
               Total net sales                    $       51.9  $       66.8
                                                  ============  ============
Operating income                                  $       10.1  $       18.8
                                                  ============  ============
Operating cash flow (6)                           $       15.7  $       25.4
                                                  ============  ============
Loss before income taxes                          $       (1.0) $       ( .5)
                                                  ============  ============
Net income (loss)                                 $         .9  $       ( .3)
                                                  ============  ============
Capital expenditures                              $        2.8  $        2.3
                                                  ============  ============


---------------
(1)  Lumber shipments are expressed in millions of board feet.
(2)  Log shipments are expressed in millions of feet, net Scribner scale.
(3) Wood chip shipments are expressed in thousands of bone dry units of 2,400 pounds.
(4)  Dollars per thousand board feet.
(5)  Dollars per bone dry unit.
(6) Operating income before depletion and depreciation, also referred to as "EBITDA."



          Net sales
          Net sales for the quarter ended March 31, 1998 decreased from the comparable prior year quarter due primarily to lower shipments of lumber, logs, and chips and to lower average realized prices for common grade Douglas-fir lumber. This impact was partially offset by higher average realized prices for upper and common grade redwood lumber. The decrease in volumes was due largely to well-above-normal rainfall during the 1998 period which reduced demand, hindered logging operations, slowed production, and inhibited shipments.

          Operating income
          Operating income for the three months ended March 31, 1998 decreased from the comparable prior year period, principally due to the decrease in net sales discussed above.

          Loss before income taxes
          Loss before income taxes for the three months ended March 31, 1998 increased from the comparable 1997 period principally due to lower operating income discussed above. This impact was partially offset by equity in earnings from Kaiser, higher earnings on marketable securities and a gain on the sale of a non-timber property. As discussed in Note 4 to the Consolidated Financial Statements, the Company began reflecting its equity share of earnings in Kaiser in September 1997.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See above for cautionary information with respect to such forward-looking statements.

          The Pacific Lumber Credit Agreement and the indentures governing the Pacific Lumber Senior Notes and the Timber Notes contain various covenants which, among other things, limit the ability of Pacific Lumber and Scotia Pacific to incur additional indebtedness and liens, to engage in transactions with affiliates, to pay dividends and to make investments. As of March 31, 1998, under the most restrictive of these covenants, approximately $17.2 million of dividends could be paid by Pacific Lumber to its parent.

          As of March 31, 1998, $30.3 million of borrowings was available under the Pacific Lumber Credit Agreement, of which $4.9 million was available for letters of credit and $20.6 million was restricted to timberland acquisitions. As of March 31, 1998, $9.4 million of borrowings were outstanding and letters of credit outstanding amounted to $15.1 million.

          The indenture governing the MGI Notes, among other things, restricts the ability of MGI to incur additional indebtedness, engage in transactions with affiliates, pay dividends and make investments. During the three months ended March 31, 1998, no dividends were paid.

          The indenture governing the MGHI Notes, among other things, restrict the ability of the Company to incur additional indebtedness and liens, engage in transactions with affiliates, pay dividends and make investments. During the three months ended March 31, 1998, no dividends were paid by the Company.

          As of March 31, 1998, the Company had consolidated long-term debt of $856.4 million (net of current maturities and restricted cash deposited in the Liquidity Account) as compared to $864.5 million at December 31, 1997. The decrease in long-term debt was primarily due to $10.8 million in principal payments on the Timber Notes offset by $3.6 million in accretion of discount on the MGI Discount Notes. The Company anticipates that cash flow from operations, together with existing cash, cash equivalents, marketable securities and available sources of financing, will be sufficient to fund its working capital and capital expenditure requirements for the next year. With respect to its long-term liquidity, the Company believes that its existing cash and cash equivalents, together with its ability to generate sufficient levels of cash from operations and its ability to obtain both short- and long-term financing, should provide sufficient funds to meet its working capital and capital expenditure requirements. However, due to its highly leveraged condition, the Company is more sensitive than less leveraged companies to factors affecting its operations, including litigation and governmental regulation affecting timber harvesting practices (see "--Trends" below), increased competition from other lumber producers or alternative building products and general economic conditions.

TRENDS

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See above for cautionary information with respect to such forward-looking statements.

          The Company's forest products operations are conducted by Pacific Lumber and Britt. Pacific Lumber's operations are subject to a variety of California and federal laws and regulations dealing with timber harvesting, threatened and endangered species and habitat for such species, and air and water quality. Moreover, these laws and regulations are modified from time to time and are subject to judicial and administrative interpretation. Compliance with such laws, regulations and judicial and administrative interpretations, together with the cost of litigation incurred in connection with certain timber harvesting operations of Pacific Lumber, have increased the cost of logging operations. Pacific Lumber is subject to certain pending matters which could have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. There can be no assurance that these pending matters or future governmental regulations, legislation or judicial or administrative decisions would not have a material adverse effect on the Company. See
Part II. Item 1. "Legal Proceedings" and Note 6 to the Condensed Consolidated Financial Statements for further information regarding regulatory and environmental factors and the Headwaters Agreement affecting the Company's operations.

          Judicial or regulatory actions adverse to Pacific Lumber, increased regulatory delays and inclement weather in northern California, independently or collectively, could impair Pacific Lumber's ability to maintain adequate log inventories and force Pacific Lumber to temporarily idle or curtail operations at certain lumber mills from time to time.


                        PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          Reference is made to Item 3 of the Form 10-K for information concerning material legal proceedings with respect to the Company. No material developments have occurred with respect to such legal proceedings.


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


                                  MAXXAM GROUP HOLDINGS INC.




Date:  May 1, 1998            By:    /s/ Paul N. Schwartz
                                       Paul N. Schwartz
                                        Vice President

                                                                 APPENDIX A


                         GLOSSARY OF DEFINED TERMS


BOF:  California Board of Forestry

CDF:  California Department of Forestry

CESA:  California Endangered Species Act

Company:  MAXXAM Group Holdings Inc., a wholly owned subsidiary of MAXXAM

EPA:  Environmental Protection Agency

ESA:  The federal Endangered Species Act

Form 10-K:  The Company's Annual Report on Form 10-K filed with the
     Securities and Exchange Commission for the fiscal year ended December 31, 1997

HCP:  Habitat conservation plan

HCP/SYP Agreement:  A February 27, 1998 Pre-Permit Application Agreement in
     Principle entered into by Pacific Lumber, MAXXAM and various government agencies regarding certain understandings that they had reached regarding the Multi-Species HCP, the Permits and the SYP

Headwaters Agreement:  The September 28, 1996 agreement between the Pacific
     Lumber Parties, the United States and California which provides the framework for the acquisition by the United States and California of the Headwaters Timberlands

Headwaters Timberlands: Approximately 5,600 acres of Pacific Lumber timberlands consisting of two forest groves commonly referred to as the Headwaters Forest and the Elk Head Springs Forest

Kaiser: Kaiser Aluminum Corporation, an equity investee of the Company engaged in aluminum operations

Liquidity Account: A liquidity account maintained by Scotia Pacific with respect to the Timber Notes

LTSY:  Long-term sustained yield

MAXXAM:  MAXXAM Inc.

MGHI Notes:  12% MGHI Senior Secured Notes due August 1, 2003

MGI:  MAXXAM Group Inc., a wholly owned subsidiary of the Company

MGI Discount Notes:  12-1/4% MGI Senior Secured Discount Notes due
     August 1, 2003, net of discount

MGI Notes:  MGI Discount Notes and MGI Senior Notes

MGI Senior Notes:  11-1/4% MGI Senior Secured Notes due August 1, 2003

Multi-Species HCP: The habitat conservation plan covering multiple species contemplated by the Headwaters Agreement

NMFS:  National Marine Fisheries Service

Pacific Lumber: The Pacific Lumber Company, an indirect, wholly owned subsidiary of MGI

Pacific Lumber Credit Agreement: The revolving credit agreement between Pacific Lumber and a bank which provides for borrowings of up to $60,000,000 of which $20,000,000 may be used for standby letters of credit and $30,000,000 is restricted to timberland acquisitions.

Pacific Lumber Parties: Pacific Lumber, including its subsidiaries and affiliates, and MAXXAM

Pacific Lumber Senior Notes:  10-1/2% Pacific Lumber Senior Notes due March
     1, 2003

Permits:  The incidental take permits related to the Multi-Species HCP

Pledged Kaiser Shares: The 27,938,250 shares of common stock of Kaiser pledged as security for the MGI Notes

PRIDES:  8,855,550 8.255% Preferred Redeemable Increased Dividend Equity
     Securities issued by Kaiser during the first quarter of 1994; all outstanding shares were converted into 7,227,848 shares of Kaiser common stock in August 1997

Salmon Creek: Salmon Creek Corporation, a wholly owned subsidiary of Pacific Lumber

Scotia Pacific: Scotia Pacific Holding Company, a wholly owned subsidiary of Pacific Lumber

SEC:  Securities and Exchange Commission

SFAS No. 130:  Statement of Financial Accounting Standards No. 130,
     "Reporting Comprehensive Income"

SYP: Sustained yield plan establishing long-term sustained yield harvest levels for a company's timberlands

THP: Timber harvesting plan required to be filed with and approved by the CDF prior to the harvesting of timber

Timber Notes:  the 7.95% Scotia Pacific Timber Collateralized Notes due
     July 20, 2015

USFWS:  United States Fish and Wildlife Service