Form 10-Q
period 1998-06-30
MAXXAM GROUP HOLDINGS INC
filed 1998-08-03
CIK 1029500

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q

                              ---------------

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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
Yes /X/   No /  /

   Number of shares of common stock outstanding at July 31, 1998:  1,000


Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.


                             TABLE OF CONTENTS


                                                                      PAGE
PART I.  -  FINANCIAL INFORMATION

     Item 1.   Financial Statements:
          Consolidated Balance Sheet at June 30, 1998 and
               December 31, 1997                                      3
          Consolidated Statement of Operations for the three and
               six months ended June 30, 1998 and 1997                4
          Consolidated Statement of Cash Flows for the six months
               ended June 30, 1998 and 1997                           5
          Condensed Notes to Consolidated Financial Statements        6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    12

PART II.  -  OTHER INFORMATION

     Item 1.   Legal Proceedings                                      16
     Item 6.   Exhibits and Reports on Form 8-K                       16
     Signatures                                                       S-1
     Appendix A - Glossary of Defined Terms                           A-1


                MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET
              (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)





                                                     JUNE 30,    DECEMBER 31,
                                                       1998          1997
                                                  ------------  ------------
                                                  (UNAUDITED)

                      ASSETS

                                                  $    123,718  $     91,753
     Marketable securities                              21,996        51,324
     Receivables:
          Trade                                         13,522        19,269
          Other                                          7,755         6,667
     Inventories                                        53,992        61,355
     Prepaid expenses and other current assets           8,754        13,080
                                                  ------------  ------------
          Total current assets                         229,737       243,448
Timber and timberlands, net of accumulated
     depletion of $173,242 and $169,167,
     respectively                                      297,458       299,153
Property, plant and equipment, net of accumulated
     depreciation of $81,079 and $76,420,
     respectively                                      102,282       103,388
Note receivable from MAXXAM Inc.                       125,875       125,000
Investment in Kaiser Aluminum Corporation               51,532        41,402
Deferred financing costs, net                           24,003        25,739
Deferred income taxes                                   61,932        58,767
Restricted cash                                         28,108        28,434
Other assets                                             5,039         4,209
                                                  ------------  ------------
                                                  $    925,966  $    929,540
                                                  ============  ============
      LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
     Accounts payable                             $      5,125  $      3,535
     Accrued interest                                   30,450        30,838
     Accrued compensation and related benefits           9,888        12,544
     Deferred income taxes                              10,784        10,882
     Other accrued liabilities                           1,592         1,631
     Long-term debt, current maturities                 20,607        19,429
                                                  ------------  ------------
          Total current liabilities                     78,446        78,859
Long-term debt, less current maturities                888,083       892,896
Other noncurrent liabilities                            28,594        28,976
                                                  ------------  ------------
          Total liabilities                            995,123     1,000,731
                                                  ------------  ------------
Contingencies

Stockholder's deficit:
     Common stock, $1.00 par value; 3,000 shares
          authorized; 1,000 shares issued                    1             1
     Additional capital                                123,167       123,167
     Accumulated deficit                              (192,325)     (194,359)
                                                  ------------  ------------
          Total stockholder's deficit                  (69,157)      (71,191)
                                                  ------------  ------------
                                                  $    925,966  $    929,540
                                                  ============  ============


The accompanying notes are an integral part of these financial statements.



                MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF OPERATIONS
                         (IN THOUSANDS OF DOLLARS)




                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                              JUNE 30,                    JUNE 30,
                                    --------------------------  --------------------------
                                         1998          1997          1998          1997
                                    ------------  ------------  ------------  ------------
                                                          (UNAUDITED)
Net sales:
     Lumber and logs                $     57,789  $     70,139  $    106,291  $    130,405
     Other                                 5,730         6,709         9,135        13,258
                                    ------------- ------------- ------------- -------------
                                          63,519        76,848       115,426       143,663
                                    ------------  ------------  ------------  ------------

Operating expenses:
     Cost of goods sold                   39,526        42,057        72,590        80,102
     Selling, general and
          administrative expenses          3,527         3,867         6,698         7,248
     Depletion and depreciation            5,734         6,660        11,351        13,207
                                    ------------  ------------  ------------  ------------
                                          48,787        52,584        90,639       100,557
                                    ------------  ------------  ------------  ------------

Operating income                          14,732        24,264        24,787        43,106

Other income (expense):
     Equity in earnings of Kaiser
          Aluminum Corporation             5,819             -        10,130             -
     Investment, interest and
          other income                     5,627         7,709        14,103        12,107
     Interest expense                    (23,831)      (23,623)      (47,650)      (47,343)
                                    ------------  ------------  ------------  ------------
Income before income taxes                 2,347         8,350         1,370         7,870
Credit (provision) for income
     taxes                                 1,313        (3,326)        3,164        (3,158)
                                    ------------  ------------  ------------  ------------
Net income                          $      3,660  $      5,024  $      4,534  $      4,712
                                    ============  ============  ============  ============



The accompanying notes are an integral part of these financial statements.



                MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                         (IN THOUSANDS OF DOLLARS)




                                                         SIX MONTHS ENDED
                                                             JUNE 30,

                                                        1998          1997

                                                           (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                    $      4,534  $      4,712
     Adjustments to reconcile net income to net
          cash provided by operating activities:
          Depletion and depreciation                     11,351        13,207
          Equity in undistributed earnings of
               Kaiser Aluminum Corporation              (10,130)            -
          Amortization of deferred financing
               costs and discounts on long-term
               debt                                       8,922         8,126
          Net gain on asset dispositions                 (1,902)            -
          Net sales of marketable securities             32,373         6,941
          Net gain on marketable securities              (2,990)       (3,196)
          Deferral of interest payment on note
               receivable from MAXXAM Inc.                 (875)            -
     Increase (decrease) in cash resulting from
          changes in:
          Receivables                                     5,572        (1,034)
          Inventories, net of depletion                   4,923         8,256
          Prepaid expenses and other assets              (1,243)       (2,438)
          Accounts payable                                1,521           440
          Accrued interest                                 (388)        5,802
          Other liabilities                              (3,126)          (34)
          Accrued and deferred income taxes              (4,182)        3,017
     Other                                                    -           108
                                                   ------------  ------------
               Net cash provided by operating
                    activities                           44,360        43,907
                                                   ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                (5,961)       (6,034)
     Net proceeds from sale of assets                     6,561            69
                                                   ------------  ------------
               Net cash provided by (used for)
                    investing activities                    600        (5,965)
                                                   ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on long-term debt               (10,821)       (8,801)
     Dividends paid                                      (2,500)            -
     Restricted cash withdrawals, net                       326           202
                                                   ------------  ------------
               Net cash used for financing
                    activities                          (12,995)       (8,599)
                                                   ------------  ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                31,965        29,343
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         91,753        73,595
                                                   ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $    123,718  $    102,938
                                                   ============  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid, net of capitalized interest    $     39,116  $     33,404
     Income taxes paid                                       50             -
     Tax allocation payments to MAXXAM Inc.                   4           169

SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING
     AND FINANCING ACTIVITIES:
     Timber and timberlands acquired subject to
          long-term debt                           $          -  $      6,413




The accompanying notes are an integral part of these financial statements.


                MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

            CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (IN THOUSANDS OF DOLLARS)


1.        GENERAL

          The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Form 10-K filed by the Company. Any capitalized terms used but not defined in these Condensed Notes to Consolidated Financial Statements are defined in the "Glossary of Defined Terms" contained in Appendix A. All references to the "Company" include MAXXAM Group Holdings Inc. and its subsidiary companies unless otherwise indicated or the context indicates otherwise. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

          The consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at June 30, 1998, the consolidated results of operations for the three and six months ended June 30, 1998 and 1997 and consolidated cash flows for the six months ended June 30, 1998 and 1997. The Company is a wholly owned subsidiary of MAXXAM.

          SFAS No. 130 was issued in June 1997 was adopted by the Company as of January 1, 1998. SFAS No. 130 requires the presentation of an additional income measure (termed "comprehensive income"), which adjusts traditional net income for certain items that previously were only reflected as direct charges to equity (such as minimum pension liabilities). As the amount of the adjustments to arrive at comprehensive income is not significant, there is not a significant difference between "traditional" net income and comprehensive income for the three and six months ended June 30, 1998 and 1997.

          SFAS No. 133, issued in June 1998, requires companies to recognize all derivative instruments as assets or liabilities in the balance sheet and to measure those instruments at fair value. Kaiser, the Company's equity investee, has hedging programs which use various derivative products to "lock-in" a price (or range of prices) for products sold/used so that earnings and cash flows are subject to reduced risk of volatility. Under SFAS No. 133, Kaiser will be required to "mark-to-market" its hedging positions at the end of each period in advance of the period of recognition for the transactions to which the hedge relates. Pursuant to SFAS No. 130, Kaiser will reflect changes in the fair value of its open hedging positions as an increase or reduction in stockholders' equity through comprehensive income. Under SFAS No. 130, the impact of the changes in the fair value of financial instruments will be reversed from comprehensive income (net of any fluctuations in other "open" positions) and will be reflected in traditional net income upon occurrence of the transaction to which the hedge relates. Under the equity method of accounting which the Company follows in accounting for its investment in Kaiser, the Company will reflect its equity share of Kaiser's adjustments to stockholder's equity through comprehensive income.

2.        INVENTORIES

          Inventories consist of the following:




                                                     JUNE 30,    DECEMBER 31,
                                                       1998          1997
                                                  ------------- -------------
Lumber                                            $      43,235 $      49,734
Logs                                                     10,757        11,621
                                                  ------------- -------------
                                                  $      53,992 $      61,355
                                                  ============= =============


3.        RESTRICTED CASH

          Restricted cash represents the amount held by the trustee under the indenture governing the Old Timber Notes of the Company's indirect wholly owned subsidiary, Scotia Pacific.

4.        INVESTMENT IN KAISER

          Subsequent to its formation, the Company received, as a capital contribution from MAXXAM, 27,938,250 Pledged Kaiser Shares. Kaiser is an integrated producer and marketer of alumina, primary aluminum and fabricated aluminum products. Kaiser's common stock is publicly traded on the New York Stock Exchange under the trading symbol "KLU." The Pledged Kaiser Shares represent a 35.3% equity interest in Kaiser at June 30, 1998. The Company follows the equity method of accounting for its investment in Kaiser.

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

          The market value for the Pledged Kaiser Shares based on the price per share quoted at the close of business on July 30, 1998 was $256,697. There can be no assurance that such value would be realized should the Company dispose of its investment in the Pledged Kaiser Shares. The following table contains summarized financial information of Kaiser. For more information regarding Kaiser's financial condition and operations, reference is made to Kaiser's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, both filed with the SEC.





                                                   JUNE 30,    DECEMBER 31,
                                                     1998          1997
                                                ------------- -------------
Current assets                                  $   1,060,400 $   1,045,600
Property, plant and equipment, net                  1,159,500     1,171,800
Other assets                                          792,000       796,500
                                                ------------- -------------
                    Total assets                $   3,011,900 $   3,013,900
                                                ============= =============

Current liabilities                             $     565,200 $     594,100
Long-term debt, less current maturities               962,500       962,900
Other liabilities                                   1,216,200     1,212,200
Minority interests                                    120,700       127,700
Stockholders' equity                                  147,300       117,000
                                                ------------- -------------
               Total liabilities and
                    stockholders' equity        $   3,011,900 $   3,013,900
                                                ============= =============







                                       Three Months Ended           Six Months Ended
                                            June 30,                    June 30,
                                  --------------------------  --------------------------
                                       1998          1997          1998          1997
                                  ------------  ------------  ------------  ------------
Net sales                         $    614,800  $    597,100  $  1,211,800  $  1,144,500
Costs and expenses                    (559,500)     (542,100)   (1,111,700)   (1,058,200)
Restructuring of operations                  -       (19,700)            -       (19,700)
Other expenses                         (29,600)      (31,300)      (56,800)      (56,200)
                                  ------------  ------------  ------------  ------------
Income before income taxes and
     minority interests                 25,700         4,000        43,300        10,400
Credit (provision) for income
     taxes                              (9,000)       11,000       (15,200)        8,600
Minority interests                           -        (1,300)          600        (2,700)
                                  ------------  ------------  ------------  ------------
Net income                              16,700        13,700        28,700        16,300
Dividends on preferred stock                 -        (2,100)            -        (4,200)
                                  ------------  ------------  ------------  ------------
Net income available to common    $     16,700  $     11,600  $     28,700  $     12,100
     stockholders                 ============  ============  ============  ============
Equity in earnings of Kaiser      $      5,819  $          -  $     10,130  $          -
                                  ============  ============  ============  ============




5.        LONG-TERM DEBT

          Long-term debt consists of the following:




                                                     JUNE 30,    DECEMBER 31,
                                                       1998          1997
                                                  ------------  ------------
7.95% Scotia Pacific Timber Collateralized Notes
     due July 20, 2015                            $    309,191  $    319,965
10-1/2% Pacific Lumber Senior Notes due March 1,
     2003                                              235,000       235,000
Pacific Lumber Credit Agreement                          9,445         9,445
11-1/4% MGI Senior Secured Notes due August 1,
     2003                                              100,000       100,000
12-1/4% MGI Senior Secured Discount Notes due
     August 1, 2003, net of discount                   124,511       117,325
12% MGHI Senior Secured Notes due August 1, 2003       130,000       130,000
Other                                                      543           590
                                                  ------------  ------------
                                                       908,690       912,325
Less: current maturities                               (20,607)      (19,429)
                                                  ------------  ------------
                                                  $    888,083  $    892,896
                                                  ============  ============



          See Note 7 for discussion of (i) the issuance of the Timber Notes on July 20, 1998, (ii) the prepayment of the Old Timber Notes and outstanding borrowings under the Pacific Lumber Credit Agreement and (iii) the redemption of the Pacific Lumber Senior Notes and MGI Notes.

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

          On September 28, 1996, the Pacific Lumber Parties entered into the Headwaters Agreement with the United States and California which provides the framework for the acquisition by the United States and California of the Headwaters Timberlands. A substantial portion of the Headwaters Timberlands contains virgin old growth timber. Approximately 4,900 of these acres are owned by Salmon Creek, with the remaining acreage being owned by Scotia LLC (Pacific Lumber owning the timber and related timber harvesting rights on this acreage). The Headwaters Timberlands would be transferred in exchange for (a) cash or other consideration from the United States and California having an aggregate fair market value of $300 million, and (b) approximately 7,700 acres of timberlands to be acquired by the government from a third party. As part of the Headwaters Agreement, the Pacific Lumber Parties agreed not to enter the Headwaters Timberlands to conduct any logging or salvage operations.

          Closing of the Headwaters Agreement is subject to various conditions, including federal and California funding, approval of an SYP, approval of a Multi-Species HCP, issuance of the Permits, acquisitions of the third party timberlands and the issuance of certain tax agreements satisfactory to the Pacific Lumber Parties.

          In November 1997, President Clinton signed an appropriations bill which contains authorization for the expenditure of $250 million of federal funds towards consummation of the Headwaters Agreement. These funds remain available until March 1, 1999 and their availability is subject to, among other things, contribution by California of its $130 million portion of funding for the Headwaters Agreement. While the State of California has not enacted legislation providing funds for its portion of the acquisition contemplated by the Headwaters Agreement, on May 11, 1998, California Governor Wilson announced that he would request that funding of California's portion be included as part of the Budget Bill. The Budget Bill is subject to approval by the California Senate and Assembly and signature by the Governor. As of the date of this Report, funding of California's portion of the purchase price under the Headwaters Agreement had not yet been included in the Budget Bill. While a separate bill has been introduced in the California Senate which would fund California's portion of the purchase price, this bill would impose additional restrictions on Pacific Lumber, including more restrictions on harvesting in streamside buffers. While Pacific Lumber is working diligently toward approval of funding (without such restrictions) for California's portion of the purchase price as part of the Budget Bill prior to the March 1, 1999 expiration of the federal funding, there can be no assurance that Pacific Lumber will be successful or that the terms of any legislation which may be enacted will be acceptable to Pacific Lumber.

          On July 14, 1998, the proposed SYP and Multi-Species HCP were made available to the public for review and comment. The proposed Multi-Species HCP and related Permits would have a term of 50 years, and would limit the activities which could be conducted by Pacific Lumber in eleven forest groves to those which would not be detrimental to marbled murrelet habitat. These groves aggregate approximately 7,600 acres and consist of substantial quantities of virgin and residual old growth redwood and Douglas-fir timber.

          The Company believes that submission of the proposed SYP and Multi-Species HCP for public review and comment is a favorable development that enhances its position in connection with legal and regulatory challenges to Pacific Lumber's THPs as well as the prospects for consummation of the Headwaters Agreement, the approval of the Multi-Species HCP and SYP and the issuance of the Permits. Several species, including the northern spotted owl, the marbled murrelet and the coho salmon, have been listed as endangered or threatened under the ESA and/or the CESA. Pacific Lumber has developed federal and state northern spotted owl management plans which permit harvesting activities to be conducted so long as Pacific Lumber adheres to certain measures designed to protect the northern spotted owl. The potential impact of the listings of the marbled murrelet and the coho salmon is more uncertain. If the Multi-Species HCP is approved, Pacific Lumber would be issued the Permits, which would allow limited incidental "take" of listed species so long as there was no "jeopardy" to the continued existence of such species, and the Multi-Species HCP would identify the measures to be instituted in order to minimize and mitigate the anticipated level of take to the greatest extent possible.
The Multi-Species HCP would not only provide for Pacific Lumber's compliance with habitat requirements for currently listed species, it would also provide greater certainty and protection for Pacific Lumber with regard to identified species that may be listed in the future.

          Lawsuits are pending or threatened which seek to prevent Pacific Lumber from implementing certain of its approved THPs or other operations. While challenges with respect to Pacific Lumber's young growth timber have historically been limited, a lawsuit relating to the coho salmon was recently filed under the ESA which relates to a significant number of THPs covering young growth timber of Pacific Lumber. While the Company expects these environmentally focused objections and lawsuits to continue, it believes that the proposed Multi-Species HCP will enhance Pacific Lumber's position in connection with these challenges. The Company also believes that the Multi-Species HCP would expedite the preparation and facilitate approval of its THPs.

          With respect to the SYP, Pacific Lumber has proposed an LTSY which is approximately 10% less than Pacific Lumber's average timber harvest over the last three years. If the SYP is approved by the CDF, Pacific Lumber will have complied with certain BOF regulations requiring timber companies to project timber growth and harvest on their timberlands over a 100-year planning period and establish an LTSY harvest level. The SYP must demonstrate that the average annual harvest over any rolling ten-year period will not exceed the LTSY harvest level and that Pacific Lumber's projected timber inventory is capable of sustaining the LTSY harvest level in the last decade of the 100-year planning period. The
SYP is expected to be valid for ten years, although it would be subject to review after five years. Thereafter, revised SYPs would be prepared every decade that address the LTSY harvest level based upon reassessment of changes in the resource base and other factors.

          After the public review and comment process is completed, the regulatory agencies will determine whether to approve or disapprove the SYP and Multi-Species HCP. While the parties are working diligently to complete the closing conditions contained in the Headwaters Agreement, there can be no assurance that the Headwaters Agreement will be consummated or that the SYP, Multi-Species HCP or Permits acceptable to Pacific Lumber will be approved. If the Headwaters Agreement is not consummated and Pacific Lumber is unable to harvest or is severely limited in harvesting on various of its timberlands, it intends to continue and/or expand its takings litigation seeking just compensation from the appropriate government agencies on the grounds that such restrictions constitute an uncompensated governmental taking of private property for public use.

          In the event that the Multi-Species HCP is not approved, Pacific Lumber will not enjoy the benefits of a more streamlined THP preparation and review process. Furthermore, it is impossible for the Company to determine the potential adverse effect of (i) the listings of the marbled murrelet and coho salmon if the Multi-Species HCP as approved is not acceptable to Pacific Lumber or (ii) the EPA's potential regulations regarding water quality on the Company's financial position, results of operations or liquidity until such time as the various regulatory and legal issues are resolved; however, if Pacific Lumber is unable to harvest, or is severely limited in harvesting, on significant amounts of its timberlands, such effect could be materially adverse to the Company.

7.        SUBSEQUENT EVENT

          On July 20, 1998, Scotia LLC, a recently formed limited liability company wholly owned by Pacific Lumber, issued the Timber Notes which consist of an aggregate of $867.2 million of Class A-1, Class A-2 and Class A-3 timber collateralized notes which are due on July 20, 2028 and have an overall effective interest rate of 7.43% per annum. Net proceeds from the offering were used primarily to prepay the Old Timber Notes and to redeem the Pacific Lumber Senior Notes and the MGI Notes effective August 19, 1998. The Company expects to recognize an extraordinary loss of $41.8 million, net of the related income tax benefit of $23.6 million, in the quarter ended September 30, 1998 for the early extinguishment of the Old Timber Notes, Pacific Lumber Senior Notes and MGI Notes. Concurrently with the issuance of the Timber Notes, (i) Scotia Pacific was merged into Scotia
LLC, (ii) Pacific Lumber transferred to Scotia LLC approximately 13,500 acres of timberlands and the timber and timber harvesting rights with respect to an additional 19,700 acres of timberlands, and (iii) Scotia
LLC transferred to Pacific Lumber the timber and timber harvesting rights related to approximately 1,400 acres of timberlands.

          Under the Timber Notes Indenture, the business activities of Scotia LLC are generally limited to the ownership and operation of its timber and timberlands. The Timber Notes are senior secured obligations of Scotia LLC and are not obligations of, or guaranteed by, Pacific Lumber or any other person. The Timber Notes are secured by a lien on (i) Scotia LLC's timber and timberlands (representing $246.2 million of the Company's consolidated balance at June 30, 1998), and (ii) substantially all of Scotia LLC's other property. Interest on the Timber Notes is further secured by the $63.5 million Timber Notes Line of Credit. The Timber Notes Indenture permits Scotia LLC to have outstanding up to $75.0 million of non-recourse indebtedness to acquire additional timberlands, to issue additional timber notes provided certain conditions are met (including repayment or redemption of the $160.7 million Class A-1 Timber Notes) and to incur indebtedness under the Timber Notes Line of Credit.

          The Timber Notes are structured to link, to the extent of cash available, the deemed depletion of Scotia LLC's timber (through the harvest and sale of logs) to the required amortization of the Timber Notes. The required amount of amortization on any Timber Note payment date is determined by various mathematical formulas set forth in the Timber Notes Indenture. The minimum amount of principal which Scotia LLC must pay (on a cumulative basis and subject to available cash) through any Timber Note payment date in order to avoid an Event of Default is referred to as Minimum Principal Amortization. If the Timber Notes were amortized in accordance with Minimum Principal Amortization, the final installment of principal would be paid on July 20, 2028. The minimum amount of principal which Scotia LLC must pay (on a cumulative basis) through any Timber Note payment date in order to avoid payment of prepayment or deficiency premiums is referred to as Scheduled Amortization. If all payments of principal are made in accordance with Scheduled Amortization, the payment date on which Scotia LLC will pay the final installment of principal is January 20, 2014. Such final installment would include a single bullet principal payment of $463.3 million related to the Class A-3 Timber Notes.

          Principal and interest on the Timber Notes are payable semi annually on January 20 and July 20. The Timber Notes are redeemable at the option of Scotia LLC at any time. The redemption price of the Timber Notes is equal to the sum of the principal amount, accrued interest and a prepayment premium calculated based upon the yield of like-term Treasury securities plus 50 basis points.

          The indenture for the MGHI Notes provided that in the event the 27,938,250 shares of Kaiser common stock which it owns were released from the pledge securing the MGI Notes, the Company would pledge 16,055,000 of such shares. In connection with the redemption of the MGI Notes and the issuance of the Timber Notes, the Company agreed to amend the indenture for the MGHI Notes to, among other things, pledge all of the 27,938,250 shares of Kaiser common stock which it owns.

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

RESULTS OF OPERATIONS

          The Company engages in forest products operations principally through its subsidiaries, Pacific Lumber and Britt. The Company's business is seasonal in that the forest products business generally experiences lower first quarter sales due largely to the general decline in construction-related activity during the winter months. Accordingly, the Company's results for any one quarter are not necessarily indicative of results to be expected for the full year. The following table presents selected operational and financial information for the three and six months ended June 30, 1998 and 1997.





                                    THREE MONTHS ENDED           SIX MONTHS ENDED
                                         JUNE 30,                    JUNE 30,
                               --------------------------  --------------------------
                                    1998          1997          1998          1997
                               ------------  ------------  ------------  ------------
                                (IN MILLIONS OF DOLLARS, EXCEPT SHIPMENTS AND PRICES)
Shipments:
     Lumber: (1)
          Redwood upper grades         11.9          13.3          22.1          26.3
          Redwood common
               grades                  59.6          67.6         113.5         124.8
          Douglas-fir upper
               grades                   1.6           2.5           3.5           5.0
          Douglas-fir common
               grades                  12.1          17.1          21.3          36.5
          Other                         3.2           4.9           5.7           8.8
                               ------------  ------------  ------------  ------------
               Total lumber            88.4         105.4         166.1         201.4
                               ============  ============  ============  ============
     Logs (2)                           1.3           4.1           1.3           6.6
                               ============  ============  ============  ============
     Wood chips (3)                    48.6          62.1          80.8         122.3
                               ============  ============  ============  ============

Average sales price:
     Lumber: (4)
          Redwood upper grades $      1,513  $      1,423  $      1,503  $      1,373
          Redwood common
               grades                   550           546           529           527
          Douglas-fir upper
               grades                 1,296         1,153         1,281         1,181
          Douglas-fir common
               grades                   331           497           340           491
     Logs (4)                           414           359           414           404
     Wood chips (5)                      75            76            70            76

Net sales:
     Lumber, net of discount   $       57.3  $       68.6  $      105.8  $      127.7
     Logs                                .5           1.5            .5           2.7
     Wood chips                         3.7           4.7           5.7           9.2
     Cogeneration power                 1.2           1.2           1.8           2.2
     Other                               .8            .8           1.6           1.9
                               ------------  ------------  ------------  ------------
               Total net sales $       63.5  $       76.8  $      115.4  $      143.7
                               ============  ============  ============  ============
Operating income               $       14.7  $       24.3  $       24.8  $       43.1
                               ============  ============  ============  ============
Operating cash flow (6)        $       20.5  $       31.0  $       36.2  $       56.3
                               ============  ============  ============  ============
Income before income taxes     $        2.4  $        8.4  $        1.4  $        7.9
                               ============  ============  ============  ============
Net income                     $        3.6  $        5.0  $        4.5  $        4.7
                               ============  ============  ============  ============
Capital expenditures           $        3.2  $       10.2  $        6.0  $       12.4
                               ============  ============  ============  ============



---------------
(1)  Lumber shipments are expressed in millions of board feet.
(2)  Log shipments are expressed in millions of feet, net Scribner scale.
(3) Wood chip shipments are expressed in thousands of bone dry units of 2,400 pounds.
(4)  Dollars per thousand board feet.
(5)  Dollars per bone dry unit.
(6) Operating income before depletion and depreciation, also referred to as "EBITDA."


          Net sales
          Net sales declined from $76.9 million and $143.7 million in the second quarter and first half of 1997, respectively, to $63.5 million and $115.4 million for the second quarter and first half of 1998, respectively, primarily due to lower shipments of lumber, logs and wood chips. This decrease was principally due to the inclement weather during the 1998 periods, combined with wet weather operating restrictions and the applicability of logging restrictions during the nesting seasons for the northern spotted owl and the marbled murrelet, which factors have restricted the Company's harvesting and transporting of logs to its mills. These difficulties in harvesting and transporting logs affected the types of logs available for the mills and the Company's ability to produce a desirable mix of lumber products which in turn adversely affected sales. The poor weather conditions also had an unfavorable impact on demand for the Company's lumber products and its ability to ship its products using rail transportation. The Company expects that its revenues in the third quarter of 1998 will increase materially over the second quarter of 1998, as it will, assuming normal rainfall patterns during such quarter, be able to conduct operations in areas where it has been restricted due to inclement weather, wet weather operating restrictions and the nesting seasons which end during the third quarter of 1998, and therefore be able to achieve normal levels of lumber production as well as a more desirable mix of lumber products.

          Operating income
          Operating income for the three and six months ended June 30, 1998 decreased from the comparable prior year periods primarily due to the decrease in net sales discussed above.

          Income before income taxes
          Income before income taxes for the three and six months ended June 30, 1998 decreased from the comparable 1997 periods, primarily due to the decrease in operating income discussed above. This impact was partially offset by equity in earnings from Kaiser. As discussed in Note 4 to the Consolidated Financial Statements, the Company began reflecting its equity share of earnings in Kaiser in September 1997. Results for the second quarter of 1998 were also affected by a decrease in investment income from marketable securities.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See above for cautionary information with respect to such forward-looking statements.

          As discussed further in Note 7 to the Consolidated Financial Statements, on July 20, 1998, Scotia LLC issued $867.2 million of Timber Notes. Proceeds from the offering were used primarily to prepay the Old Timber Notes and to redeem the Pacific Lumber Senior Notes and the MGI Notes effective August 19, 1998.

          The Pacific Lumber Credit Agreement and the indenture governing the Timber Notes contain various covenants which, among other things, limit the ability of Pacific Lumber and Scotia LLC to incur additional indebtedness and liens, to engage in transactions with affiliates, to pay dividends and to make investments. As of June 30, 1998, under the most restrictive of these covenants, approximately $24.6 million of dividends could be paid by Pacific Lumber to its parent.

          As of June 30, 1998, $31.1 million of borrowings was available under the Pacific Lumber Credit Agreement, of which $5.6 million was available for letters of credit and $20.5 million was restricted to timberland acquisitions. As of June 30, 1998, $9.4 million of borrowings were outstanding and letters of credit outstanding amounted to $14.4 million. All of the $9.4 million of borrowings were repaid on July 20, 1998 in connection with the issuance of the Timber Notes.

          The indenture governing the MGHI Notes, among other things, restricts the ability of the Company to incur additional indebtedness and liens, engage in transactions with affiliates, pay dividends and make investments. During the six months ended June 30, 1998, $2.5 million of dividends were paid by the Company.

          As of June 30, 1998, the Company had consolidated long-term debt of $860.0 million (net of current maturities and restricted cash deposited in the Liquidity Account) as compared to $864.5 million at December 31, 1997. The decrease in long-term debt was primarily due to $10.8 million in principal payments on the Old Timber Notes offset by $7.2 million in accretion of discount on the MGI Discount Notes. The Company anticipates that cash flow from operations, together with existing cash, cash equivalents, marketable securities and available sources of financing, will be sufficient to fund its working capital and capital expenditure requirements for the next year. With respect to its long-term liquidity, the Company believes that its existing cash and cash equivalents, together with its ability to generate sufficient levels of cash from operations and its ability to obtain both short- and long-term financing, should provide sufficient funds to meet its working capital and capital expenditure requirements. However, due to its highly leveraged condition, the Company is more sensitive than less leveraged companies to factors affecting its operations, including governmental regulation and litigation affecting timber harvesting practices (see "--Trends" below), increased competition from other lumber producers or alternative building products and general economic conditions.

TRENDS

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See above for cautionary information with respect to such forward-looking statements.

          The Company's forest products operations are conducted by Pacific Lumber and Britt. Pacific Lumber's operations are subject to a variety of California and federal laws and regulations dealing with timber harvesting, threatened and endangered species and habitat for such species, and air and water quality. Moreover, these laws and regulations are modified from time to time and are subject to judicial and administrative interpretation. Compliance with such laws, regulations and judicial and administrative interpretations, together with the cost of litigation incurred in connection with certain timber harvesting operations of Pacific Lumber, have increased the cost of logging operations. There can be no assurance that certain pending regulatory and environmental matters or future governmental regulations, legislation or judicial or administrative decisions would not have a material adverse effect on the Company's financial position, results of operations or liquidity. See Part II. Item
1. "Legal Proceedings" and Note 6 to the Condensed Consolidated Financial Statements for further information regarding regulatory and legal proceedings affecting the Company's operations.

          Judicial or regulatory actions adverse to Pacific Lumber, increased regulatory delays and inclement weather in northern California, independently or collectively, could impair Pacific Lumber's ability to maintain adequate log inventories and force Pacific Lumber to temporarily idle or curtail operations at certain lumber mills from time to time.


                        PART II.  OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS

          On May 27, 1998, an action entitled Mateel Environmental Justice Foundation v. Pacific Lumber, et. al. (No. 995329) was filed against MGI, Scotia Pacific, Pacific Lumber and Salmon Creek in the California Superior Court, San Francisco County. This action alleges, among other things, violations of California's unfair competition law of the business and professions code based on citations and violations (primarily water quality related) issued against certain defendants since 1994 in connection with a substantial number of THPs. The plaintiff seeks, among other things, an injunction prohibiting alleged unlawful actions and requiring corrective action, disgorgement of profits, appointment of a receiver to ensure compliance with the law and any judgment, and financial security with respect to future THPs to ensure full compliance with the Forest Practice Act. The Company does not believe that this matter will have a material adverse effect upon its business or financial condition.

          Reference is made to Item 3 of the Form 10-K for information concerning material legal proceedings with respect to the Company. No material developments have occurred with respect to such legal proceedings.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

A.        EXHIBITS:

     4.1 Indenture between Scotia LLC and State Street Bank and Trust Company ("State Street"), as Trustee, regarding the Timber Notes (incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of MAXXAM for the quarter ended June 30, 1998, File No. 1-3924; the "MAXXAM June 30, 1998 10-Q")

     4.2 Deed of Trust, Security Agreement, Financing Statement, Fixture Filing and Assignment of Proceeds among Scotia LLC, Fidelity National Title Insurance Company, as Trustee, and State Street, as Collateral Agent (incorporated herein by reference to Exhibit 4.2 to the MAXXAM June 30, 1998 10-Q)

     4.3 Credit Agreement among Scotia LLC, Bank of America National Trust and Savings Association and other financial institutions party thereto (incorporated herein by reference to Exhibit 4.3 to the MAXXAM June 30, 1998 10-Q)

     *10.1     New Master Purchase Agreement between Pacific Lumber and
               Scotia LLC

     *10.2     New Services Agreement between Pacific Lumber and Scotia LLC

     *10.3     New Additional Services Agreement between Pacific Lumber and
               Scotia LLC

     *10.4 New Reciprocal Rights Agreement among Pacific Lumber, Scotia LLC and Salmon Creek

     *10.5 New Environmental Indemnification Agreement between Pacific Lumber and Scotia LLC

     *27       Financial Data Schedule

*    Included with this filing.

B.   REPORTS ON FORM 8-K:

          None.

                                 SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal accounting officer of the Registrant.


                                  MAXXAM GROUP HOLDINGS INC.




Date:  July 31, 1998          By:    /S/ PAUL N. SCHWARTZ
                                       Paul N. Schwartz
                                Vice President, Chief Financial
                                     Officer and Director



Date:  July 31, 1998          By:  /S/ ELIZABETH D. BRUMLEY
                                     Elizabeth D. Brumley
                                     Assistant Controller
                                (Principal Accounting Officer)


                                                                 APPENDIX A


                         GLOSSARY OF DEFINED TERMS

BOF:  California Board of Forestry

Britt:  Britt Lumber Co., Inc., an indirect, wholly owned subsidiary of MGI

Budget Bill:  California's 1998-99 budget bill

CDF:  California Department of Forestry

CESA:  California Endangered Species Act

Company:  MAXXAM Group Holdings Inc., a wholly owned subsidiary of MAXXAM

EPA:  Environmental Protection Agency

ESA:  The federal Endangered Species Act

Form 10-K: The Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1997

HCP:  Habitat Conservation Plan

Headwaters Agreement: The September 28, 1996 agreement among the Pacific Lumber Parties, the United States and California which provides the framework for the acquisition by the United States and California of the Headwaters Timberlands

Headwaters Timberlands: Approximately 5,600 acres of Pacific Lumber's timberlands consisting of two forest groves commonly referred to as the Headwaters Forest and the Elk Head Springs Forest

Kaiser: Kaiser Aluminum Corporation, an equity investee of the Company engaged in aluminum operations

Liquidity Account: A liquidity account maintained by Scotia Pacific with respect to the Old Timber Notes

LTSY:  Long-term sustained yield

MAXXAM: MAXXAM Inc., including its subsidiaries unless otherwise noted or the context indicates otherwise

MGHI Notes:  12% MGHI Senior Secured Notes due August 1, 2003

MGI:  MAXXAM Group Inc., a wholly owned subsidiary of the Company

MGI Discount Notes:  12-1/4% MGI Senior Secured Discount Notes due August
1, 2003

MGI Notes:  MGI Discount Notes and MGI Senior Notes

MGI Senior Notes:  11-1/4% MGI Senior Secured Notes due August 1, 2003

Minimum Principal Amortization: The minimum amount of principal on the Timber Notes which Scotia LLC must pay (on a cumulative basis and subject to available cash) through any Timber Note payment date in order to avoid an Event of Default (as defined in the Timber Note Indenture)

Multi-Species HCP: The HCP covering multiple species contemplated by the Headwaters Agreement

NMFS:  National Marine Fisheries Service

Old Timber Notes: The 7.95% Scotia Pacific Timber Collateralized Notes due July 20, 2015

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

Pacific Lumber Parties: Pacific Lumber, including its subsidiaries and affiliates, and MAXXAM

Pacific Lumber Senior Notes:  10-1/2% Pacific Lumber Senior Notes due March
1, 2003

Permits:  The incidental take permits related to the Multi-Species HCP

Pledged Kaiser Shares: The 27,938,250 shares of common stock of Kaiser pledged as security for the MGI Notes

Pre-Permit Agreement: A February 27, 1998 Pre-Permit Application Agreement in Principle entered into by Pacific Lumber, MAXXAM and various government agencies regarding certain understandings that they had reached regarding the Multi-Species HCP, the Permits and the SYP

PRIDES: 8,855,550 8.255% Preferred Redeemable Increased Dividend Equity Securities issued by Kaiser during the first quarter of 1994; all outstanding shares were converted into 7,227,848 shares of Kaiser common stock in August 1997

Salmon Creek: Salmon Creek Corporation, a wholly owned subsidiary of Pacific Lumber

Scheduled Amortization: The minimum amount of principal on the Timber Notes which Scotia LLC must pay (on a cumulative basis) through any Timber Note payment date in order to avoid payment of prepayment or deficiency premiums.

Scotia LLC: Scotia Pacific Company LLC, a limited liability company wholly owned by Pacific Lumber

Scotia Pacific: Scotia Pacific Holding Company, a wholly owned subsidiary of Pacific Lumber, which was merged into Scotia LLC on July 20, 1998

SEC:  Securities and Exchange Commission

SFAS No. 130: Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income"

SFAS No. 133: Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"

SYP: The sustained yield plan establishing LTSY harvest levels for Pacific Lumber's timberlands

THP: Timber harvesting plan required to be filed with and approved by the CDF prior to the harvesting of timber

Timber Note Indenture: The indenture dated July 20, 1998 governing the Timber Notes

Timber Notes: The Scotia LLC 6.55% Class A-1, 7.11% Class A-2 and 7.71% Class A-3 Timber Collateralized Notes due July 20, 2028

Timber Notes Line of Credit: A line of credit agreement provided as security for the payment of interest on the Timber Notes

USFWS:  United States Fish and Wildlife Service