Form 10-Q/A
period 1998-06-30
MAXXAM GROUP HOLDINGS INC
filed 1998-08-11
CIK 1029500

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                             FORM 10-Q/A NO. 1

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

                        PART II.  OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

A.        EXHIBITS:

     4.1 Indenture between Scotia LLC and State Street Bank and Trust Company ("State Street"), as Trustee, regarding the Timber Notes (incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of MAXXAM for the quarter ended June 30, 1998, File No. 1-3924; the "MAXXAM June 30, 1998 10-Q")

     4.2 Deed of Trust, Security Agreement, Financing Statement, Fixture Filing and Assignment of Proceeds among Scotia LLC, Fidelity National Title Insurance Company, as Trustee, and State Street, as Collateral Agent (incorporated herein by reference to Exhibit 4.2 to the MAXXAM June 30, 1998 10-Q)

     4.3 Credit Agreement among Scotia LLC, Bank of America National Trust and Savings Association and other financial institutions party thereto (incorporated herein by reference to Exhibit 4.3 to the MAXXAM June 30, 1998 10-Q)

   **4.4 First Supplemental Indenture dated as of July 8, 1998, to the Indenture dated as of December 23, 1996, between the Company and U.S. Bank Trust National Association, as Trustee

   **4.5 Second Supplemental Indenture dated as of July 29, 1998, to the Indenture dated as of December 23, 1996, between the Company and U.S. Bank Trust National Association, as Trustee

     *10.1     New Master Purchase Agreement between Pacific Lumber and
               Scotia LLC

    * 10.2     New Services Agreement between Pacific Lumber and Scotia LLC


     *10.3     New Additional Services Agreement between Pacific Lumber and
               Scotia LLC

     *10.4 New Reciprocal Rights Agreement among Pacific Lumber, Scotia LLC and Salmon Creek

     *10.5 New Environmental Indemnification Agreement between Pacific Lumber and Scotia LLC

     *27       Financial Data Schedule

-------------
* Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q dated July 31, 1998; File No. 333-18723

**    Included with this filing


                                 SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal accounting officer of the Registrant.


                                  MAXXAM GROUP HOLDINGS INC.




Date:  August 10, 1998          By:    /S/ PAUL N. SCHWARTZ
                                         Paul N. Schwartz
                                  Vice President, Chief Financial
                                     Officer and Director



Date:  August 10, 1998          By:  /S/ ELIZABETH D. BRUMLEY
                                       Elizabeth D. Brumley
                                       Assistant Controller
                                  (Principal Accounting Officer)