Form 10-Q/A
period 1998-06-30
MAXXAM GROUP HOLDINGS INC
filed 1998-09-15
CIK 1029500

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                             FORM 10-Q/A NO. 2

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

A.        EXHIBITS:

     4.1 Indenture between Scotia LLC and State Street Bank and Trust Company ("State Street"), as Trustee, regarding the Timber Notes (incorporated herein by reference to Exhibit 4.1 to the Amended Quarterly Report on Form 10-Q/A of MAXXAM for the quarter ended June 30, 1998, File No. 1-3924)

     4.2 Deed of Trust, Security Agreement, Financing Statement, Fixture Filing and Assignment of Proceeds among Scotia LLC, Fidelity National Title Insurance Company, as Trustee, and State Street, as Collateral Agent (incorporated herein by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of MAXXAM for the quarter ended June 30, 1998; the "MAXXAM June 30, 1998 10-Q")

     4.3 Credit Agreement among Scotia LLC, Bank of America National Trust and Savings Association and other financial institutions party thereto (incorporated herein by reference to Exhibit 4.3 to the MAXXAM June 30, 1998 10-Q)

   **4.4 First Supplemental Indenture dated as of July 8, 1998, to the Indenture dated as of December 23, 1996, between the Company and U.S. Bank Trust National Association, as Trustee

   **4.5 Second Supplemental Indenture dated as of July 29, 1998, to the Indenture dated as of December 23, 1996, between the Company and U.S. Bank Trust National Association, as Trustee

     *10.1     New Master Purchase Agreement between Pacific Lumber and
               Scotia LLC

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

     *10.4 New Reciprocal Rights Agreement among Pacific Lumber, Scotia LLC and Salmon Creek

     *10.5 New Environmental Indemnification Agreement between Pacific Lumber and Scotia LLC

     *27       Financial Data Schedule

-------------
* Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q dated July 31, 1998; File No. 333-18723

** Previously filed as an exhibit to the Company's Amended Quarterly Report on Form 10-Q/A dated August 10, 1998; File No. 333-18723


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


                                  MAXXAM GROUP HOLDINGS INC.




Date:  September 14, 1998        By:  /S/ BERNARD L. BIRKEL
                                          Bernard L. Birkel
                                             Secretary

Date:  September 14, 1998        By:  /S/ ELIZABETH D. BRUMLEY
                                        Elizabeth D. Brumley
                                        Assistant Controller
                                   (Principal Accounting Officer)