Form 10-Q
period 1998-09-30
MAXXAM GROUP HOLDINGS INC
filed 1998-11-16
CIK 1029500

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                                 FORM 10-Q

                              ---------------

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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
Yes /X/   No /  /


 Number of shares of common stock outstanding at November  13, 1998:  1,000


Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                              ---------------

                             TABLE OF CONTENTS


                                                                       PAGE
PART I.  -  FINANCIAL INFORMATION

     Item 1.   Financial Statements:
          Consolidated Balance Sheet at September 30, 1998
               and December 31, 1997                                      3
          Consolidated Statement of Operations for the three and
               nine months ended September 30, 1998 and 1997              4
          Consolidated Statement of Cash Flows for the nine months
               ended September 30, 1998 and 1997                          5
          Condensed Notes to Consolidated Financial Statements            6

     Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                  13

PART II.  -  OTHER INFORMATION

     Item 1.   Legal Proceedings                                         18
     Item 6.   Exhibits and Reports on Form 8-K                          20
     Signatures                                                         S-1
     Appendix A - Glossary of Defined Terms                             A-1

                MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET
              (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                  SEPTEMBER 30,  DECEMBER 31,
                                                       1998          1997
                                                  ------------  ------------
                                                   (UNAUDITED)
                      ASSETS
Current assets:
     Cash and cash equivalents                    $    125,965  $     91,753
     Marketable securities                              19,052        51,324
     Receivables:
          Trade                                         11,840        19,269
          Other                                          6,647         6,667
     Inventories                                        53,865        61,355
     Prepaid expenses and other current assets           8,622        13,080
                                                  ------------  ------------
          Total current assets                         225,991       243,448
     Timber and timberlands, net of accumulated
     depletion of $176,975 and $169,167,
     respectively                                      296,300       299,153
     Property, plant and equipment, net of accumulated
     depreciation of $83,492 and $76,420,
     respectively                                      103,532       103,388
Note receivable from MAXXAM Inc.                       132,798       125,000
Investment in Kaiser Aluminum Corporation               55,296        41,402
Deferred financing costs, net                           26,525        25,739
Deferred income taxes                                   88,427        58,767
Restricted cash                                         23,743        28,434
Other assets                                             6,163         4,209
                                                  ------------  ------------
                                                  $    958,775  $    929,540
                                                  ============  ============

      LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
     Accounts payable                             $      5,545  $      3,535
     Accrued interest                                   15,067        30,838
     Accrued compensation and related benefits           9,744        12,544
     Deferred income taxes                              10,784        10,882
     Other accrued liabilities                           3,945         1,631
     Long-term debt, current maturities                  8,270        19,429
                                                  ------------  ------------
          Total current liabilities                     53,355        78,859
Long-term debt, less current maturities                989,488       892,896
Other noncurrent liabilities                            28,487        28,976
                                                  ------------  ------------
          Total liabilities                          1,071,330     1,000,731
                                                  ------------  ------------
Contingencies

Stockholder's deficit:
     Common stock, $1.00 par value; 3,000 shares
          authorized; 1,000 shares issued                    1             1
     Additional capital                                123,167       123,167
     Accumulated deficit                              (235,723)     (194,359)
                                                  ------------  ------------
          Total stockholder's deficit                 (112,555)      (71,191)
                                                  ------------  ------------
                                                  $    958,775  $    929,540
                                                  ============  ============

 The accompanying notes are an integral part of these financial statements.


                MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF OPERATIONS
                         (IN THOUSANDS OF DOLLARS)


                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                           SEPTEMBER 30,               SEPTEMBER 30,
                                    --------------------------  --------------------------
                                         1998          1997          1998          1997
                                    ------------  ------------  ------------  ------------
                                                          (UNAUDITED)

Net sales:
     Lumber and logs                $     58,795  $     65,720  $    165,086  $    196,125
     Other                                 7,037         7,091        16,172        20,349
                                    ------------  ------------  ------------  ------------
                                          65,832        72,811       181,258       216,474
                                    ------------  ------------  ------------  ------------

Operating expenses:
     Cost of goods sold                   43,700        39,855       116,290       119,957
     Selling, general and
          administrative expenses          3,391         3,690        10,089        10,938
     Depletion and depreciation            5,956         6,144        17,307        19,351
                                    ------------  ------------  ------------  ------------
                                          53,047        49,689       143,686       150,246
                                    ------------  ------------  ------------  ------------

Operating income                          12,785        23,122        37,572        66,228

Other income (expense):
     Equity in earnings of Kaiser          3,764         1,973        13,894         1,973
     Investment, interest and
          other income                     2,159         6,922        16,262        19,029
     Interest expense                    (23,245)      (23,821)      (70,895)      (71,164)
                                    ------------  ------------  ------------  ------------
Income (loss) before income taxes         (4,537)        8,196        (3,167)       16,066
Credit (provision) for income
     taxes                                 2,888        (2,376)        6,052        (5,534)
                                    ------------  ------------  ------------  ------------
Income (loss) before extraordinary
     item                                 (1,649)        5,820         2,885        10,532
Extraordinary item:
     Loss on early extinguishment
          of debt, net of income
          tax benefit of $23,606         (41,749)           --       (41,749)           --
                                    ------------  ------------  ------------  ------------
Net income (loss)                   $    (43,398) $      5,820  $    (38,864) $     10,532
                                    ============  ============  ============  ============

 The accompanying notes are an integral part of these financial statements.

                MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                         (IN THOUSANDS OF DOLLARS)


                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                   --------------------------
                                                        1998          1997
                                                   ------------  ------------
                                                           (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                    $    (38,864) $     10,532
     Adjustments to reconcile net income to net
          cash provided by operating activities:                           --
          Depletion and depreciation                     17,307        19,351
          Extraordinary loss on early
               extinguishment of debt, net               41,749            --
          Equity in undistributed earnings of
               Kaiser Aluminum Corporation              (13,894)       (1,973)
          Amortization of deferred financing
               costs and discounts on long-term
               debt                                      10,888        12,353
          Net gain on asset dispositions                 (1,909)           --
          Net sales of marketable securities             32,720         3,260
          Net gain on marketable securities                (393)       (4,807)
          Deferral of interest payment on note
               receivable from MAXXAM Inc.               (7,798)           --
     Increase (decrease) in cash resulting from
          changes in:
          Receivables                                     1,587         2,717
          Inventories, net of depletion                   5,267           200
          Prepaid expenses and other assets              (2,235)       (3,687)
          Accounts payable                                6,932           521
          Accrued interest                              (15,771)      (13,655)
          Other liabilities                              (2,815)        3,824
          Accrued and deferred income taxes              (7,070)        4,060
          Other                                              --           162
                                                   ------------  ------------
               Net cash provided by operating
                    activities                           25,701        32,858
                                                   ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                               (10,439)       (9,692)
     Net proceeds from sale of assets                     6,565            96
     Restricted cash withdrawals used to acquire
          timberlands                                     1,767            --
                                                   ------------  ------------
               Net cash used for investing
                    activities                           (2,107)       (9,596)
                                                   ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of long-term debt           867,248            --
     Premiums for early retirement of debt              (45,470)           --
     Incurrence of deferred financing costs             (21,374)           --
     Principal payments on long-term debt              (790,210)      (16,256)
     Dividends paid                                      (2,500)           --
     Restricted cash withdrawals, net                     2,924         1,149
                                                   ------------  ------------
          Net cash provided by (used for)
               financing activities                      10,618       (15,107)
                                                   ------------  ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                34,212         8,155
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         91,753        73,595
                                                   ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $    125,965  $     81,750
                                                   ============  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid, net of capitalized interest    $     77,927  $     72,763
     Income taxes paid                                       50           169
     Tax allocation payments to MAXXAM Inc.                   4           167

SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING
     AND FINANCING ACTIVITIES:
     Timber and timberlands acquired subject to
          long-term debt                           $         --  $      7,014

 The accompanying notes are an integral part of these financial statements.

                MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

            CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.        GENERAL

          The information contained in the following Condensed Notes to Consolidated Financial Statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Form 10-K filed by the Company. Any capitalized terms used but not defined in these Condensed Notes to the Consolidated Financial Statements are defined in the "Glossary of Defined Terms" contained in Appendix A. All references to the "Company" include MAXXAM Group Holdings Inc. and its subsidiary companies unless otherwise indicated or the context indicates otherwise. See Note 5 below regarding the formation of Scotia LLC and the merger of Scotia Pacific into Scotia LLC. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

          The consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 1998, the consolidated results of operations for the three and nine months ended September 30, 1998 and 1997 and consolidated cash flows for the nine months ended September 30, 1998 and 1997. The Company is a wholly owned subsidiary of MAXXAM.

          SFAS No. 130 was issued in June 1997 and was adopted by the Company as of January 1, 1998. SFAS No. 130 requires the presentation of an additional income measure (termed "comprehensive income") which adjusts traditional net income for certain items that previously were only reflected as direct charges to equity (such as minimum pension liabilities). As the amount of the adjustments to arrive at comprehensive income is not significant, there is not a significant difference between "traditional" net income and comprehensive income for the three and nine months ended September 30, 1998 and 1997.

          SFAS No. 133, issued in June 1998, requires companies to recognize all derivative instruments as assets or liabilities in the balance sheet and to measure those instruments at fair value. Kaiser, the Company's equity investee, has hedging programs which use various derivative products to "lock-in" a price (or range of prices) for products sold or used so that earnings and cash flows are subject to reduced risk of volatility. Under SFAS No. 133, Kaiser will be required to "mark-to-market" its hedging positions at the end of each period in advance of the period of recognition for the transactions to which the hedge relates. Pursuant to SFAS No. 130, Kaiser will reflect changes in the fair value of its open hedging positions as an increase or reduction in stockholders' equity through comprehensive income. Under SFAS No. 130, the impact of the changes in the fair value of financial instruments will be reversed from comprehensive income (net of any fluctuations in other "open" positions) and will be reflected in traditional net income upon occurrence of the transaction to which the hedge relates. Under the equity method of accounting which the Company follows in accounting for its investment in Kaiser, the Company will reflect its equity share of Kaiser's adjustments to stockholder's equity through comprehensive income.

2.        INVENTORIES

          Inventories consist of the following (in thousands):


                                               SEPTEMBER 30,  DECEMBER 31,
                                                    1998          1997
                                               ------------  ------------
Lumber                                         $     41,161  $     49,734
Logs                                                 12,704        11,621
                                               ------------  ------------
                                               $     53,865  $     61,355
                                               ============  ============


3.        RESTRICTED CASH

          Restricted cash at September 30, 1998 represents the amount held by the trustee under the Timber Notes Indenture to enable Scotia LLC to acquire timberlands. Restricted cash at December 31, 1997 represents the amount held by the trustee in the Liquidity Account for the benefit of holders of the Old Timber Notes under the indenture governing the Old Timber Notes.

4.        INVESTMENT IN KAISER

          Subsequent to its formation, the Company received, as a capital contribution from MAXXAM, 27,938,250 Pledged Kaiser Shares. Kaiser is an integrated producer and marketer of alumina, primary aluminum and fabricated aluminum products. Kaiser's common stock is publicly traded on the New York Stock Exchange under the trading symbol "KLU." The Pledged Kaiser Shares represent a 35.3% equity interest in Kaiser at September 30, 1998. The Company follows the equity method of accounting for its investment in Kaiser.

          The Company and MAXXAM are entities under common control; accordingly, the Company has recorded its investment in Kaiser at MAXXAM's historical cost. During the first quarter of 1993, losses exhausted Kaiser's equity with respect to its common stockholders. The Company recorded its equity share of such losses in January 1993 up to the amount of its investment in the Pledged Kaiser Shares. From January 1993 until August 1997, cumulative losses with respect to the results of operations attributable to Kaiser's common stockholders exceeded cumulative earnings. However, this was no longer the case when equity attributable to Kaiser's common stockholders increased upon conversion of the PRIDES into Kaiser common stock. As a result, the Company recorded a $33.4 million adjustment to reduce the stockholder's deficit reflecting the Company's 35.4% equity interest in the impact of the PRIDES conversion on the common stockholders. In addition, the Company began recording its equity in Kaiser's results of operations.

          The market value for the Pledged Kaiser Shares based on the price per share quoted at the close of business on November 13, 1998 was $214.8 million. There can be no assurance that such value would be realized should the Company dispose of its investment in the Pledged Kaiser Shares. The following table contains summarized financial information of Kaiser (in thousands). For more information regarding Kaiser's financial condition and operations, reference is made to Kaiser's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, both filed with the SEC.


                                                SEPTEMBER 30,  DECEMBER 31,
                                                     1998          1997
                                                ------------  -------------
Current assets                                  $  1,034,400  $   1,045,600
Property, plant and equipment, net                 1,156,100      1,171,800
Other assets                                         793,300        796,500
                                                ------------  -------------
               Total assets                     $  2,983,800  $   3,013,900
                                                ============  =============

Current liabilities                             $    546,800  $     594,100
Long-term debt, less current maturities              962,500        962,900
Other liabilities                                  1,194,900      1,212,200
Minority interests                                   121,500        127,700
Stockholders' equity                                 158,100        117,000
                                                ------------  -------------
               Total liabilities and
                    stockholders' equity        $  2,983,800  $   3,013,900
                                                ============  =============



                                       THREE MONTHS ENDED          NINE MONTHS ENDED
                                         SEPTEMBER 30,               SEPTEMBER 30,
                                  --------------------------  --------------------------
                                       1998          1997          1998          1997
                                  ------------  ------------  ------------  ------------
Net sales                         $    541,600  $    634,100  $  1,753,400  $  1,778,600
Costs and expenses                    (510,800)     (579,600)   (1,622,500)   (1,637,800)
Restructuring of operations                 --            --            --       (19,700)
Other expenses                         (26,400)      (25,400)      (83,200)      (81,600)
                                  ------------  ------------  ------------  ------------
Income before income taxes and
     minority interests                  4,400        29,100        47,700        39,500
Credit (provision) for income
     taxes                               6,700       (11,000)       (8,500)       (2,400)
Minority interests                        (300)         (600)          300        (3,300)
                                  ------------  ------------  ------------  ------------
Net income                              10,800        17,500        39,500        33,800
Dividends on preferred stock                --        (1,300)           --        (5,500)
                                  ------------  ------------  ------------  ------------
Net income available to common
     stockholders                 $     10,800  $     16,200  $     39,500  $     28,300
                                  ============  ============  ============  ============
Equity in earnings of Kaiser      $      3,764  $      1,973  $     13,894  $      1,973
                                  ============  ============  ============  ============


5.        LONG-TERM DEBT

          Long-term debt consists of the following (in thousands):


                                                  September 30,  DECEMBER 31,
                                                       1998          1997
                                                  ------------  ------------

7.95% Scotia Pacific Timber Collateralized Notes
     due July 20, 2015                            $         --  $    319,965
7.43% Scotia LLC Timber Collateralized Notes due
     July 20, 2028                                     867,248            --
10-1/2% Pacific Lumber Senior Notes due March 1,
     2003                                                   --       235,000
Pacific Lumber Credit Agreement                             --         9,445
11-1/4% MGI Senior Secured Notes due August 1,
     2003                                                   --       100,000
12-1/4% MGI Senior Secured Discount Notes due
     August 1, 2003, net of discount                        --       117,325
12% MGHI Senior Secured Notes due August 1, 2003       130,000       130,000
Other                                                      510           590
                                                  ------------  ------------
                                                       997,758       912,325
Less: current maturities                                (8,270)      (19,429)
                                                  ------------  ------------
                                                  $    989,488  $    892,896
                                                  ============  ============


          On July 20, 1998, Scotia LLC, a recently formed limited liability company wholly owned by Pacific Lumber, issued the Timber Notes which consist of $867.2 million aggregate principal amount of Class A-1, Class A-2 and Class A-3 timber collateralized notes which mature on July 20, 2028 and have an overall effective interest rate of 7.43% per annum. Net proceeds from the offering of the Timber Notes were used primarily to prepay the Old Timber Notes and to redeem the Pacific Lumber Senior Notes and the MGI Notes effective August 19, 1998. The Company recognized an extraordinary loss of $41.8 million, net of the related income tax benefit of $23.6 million, in the quarter ended September 30, 1998 for the early extinguishment of the Old Timber Notes, Pacific Lumber Senior Notes and MGI Notes. Concurrently with the issuance of the Timber Notes, (i) Scotia Pacific was merged into Scotia LLC, (ii) Pacific Lumber and Salmon Creek transferred to Scotia LLC approximately 13,500 acres of timberlands and the timber and timber harvesting rights with respect to an additional 19,700 acres of timberlands, and (iii) Scotia LLC transferred to Pacific Lumber the timber and timber harvesting rights related to approximately 1,400 acres of timberlands.

          Under the Timber Notes Indenture, the business activities of Scotia LLC are generally limited to the ownership and operation of its timber and timberlands. The Timber Notes are senior secured obligations of Scotia LLC and are not obligations of, or guaranteed by, Pacific Lumber or any other person. The Timber Notes are secured by a lien on (i) Scotia LLC's timber and timberlands (representing $245.1 million of the Company's consolidated balance at September 30, 1998), and (ii) substantially all of Scotia LLC's other property. Interest on the Timber Notes is further secured by the Timber Notes Line of Credit. The Timber Notes Indenture permits Scotia LLC to have outstanding up to $75.0 million of non-recourse indebtedness to acquire additional timberlands and to issue additional timber notes provided certain conditions are met (including repayment or redemption of the $160.7 million of Class A-1 Timber Notes).

          The Timber Notes are structured to link, to the extent of cash available, the deemed depletion of Scotia LLC's timber (through the harvest and sale of logs) to the required amortization of the Timber Notes. The required amount of amortization on any Timber Notes payment date is determined by various mathematical formulas set forth in the Timber Notes Indenture. The minimum amount of principal which Scotia LLC must pay (on a cumulative basis and subject to available cash) through any Timber Notes payment date in order to avoid an Event of Default is referred to as Minimum Principal Amortization. If the Timber Notes were amortized in accordance with Minimum Principal Amortization, the final installment of principal would be paid on July 20, 2028. The minimum amount of principal which Scotia LLC must pay (on a cumulative basis) through any Timber Notes payment date in order to avoid payment of prepayment or deficiency premiums is referred to as Scheduled Amortization. If all payments of principal are made in accordance with Scheduled Amortization, the payment date on which Scotia LLC will pay the final installment of principal is January 20, 2014. Such final installment would include a single bullet principal payment of $463.3 million related to the Class A-3 Timber Notes.

          Principal and interest on the Timber Notes are payable semi-annually on January 20 and July 20. The Timber Notes are redeemable at the option of Scotia LLC at any time. The redemption price of the Timber Notes is equal to the sum of the principal amount, accrued interest and a prepayment premium calculated based upon the yield of like-term Treasury securities plus 50 basis points.

          The indenture for the MGHI Notes provided that in the event the 27,938,250 shares of Kaiser common stock which it owns were released from the pledge securing the MGI Notes, the Company would pledge 16,055,000 of such shares. In connection with the redemption of the MGI Notes and the issuance of the Timber Notes, the Company agreed to amend the indenture for the MGHI Notes to, among other things, pledge all of the 27,938,250 shares of Kaiser common stock released from the MGI Notes.

6.        Contingencies

          Pacific Lumber's business is subject to a variety of California and federal laws and regulations dealing with timber harvesting, threatened and endangered species and habitat for such species, and air and water quality. Compliance with such laws and regulations plays a significant role in Pacific Lumber's business. While compliance with such laws, regulations and judicial and administrative interpretations and related litigation have increased the costs of Pacific Lumber, they have not historically had a significant adverse effect on Pacific Lumber's financial position, results of operations or liquidity, although Pacific Lumber's recent results of operations have been adversely affected by the absence of a sufficient number of available THPs to enable it to conduct its operations at historic levels. These laws and related administrative actions and legal challenges have also severely restricted the ability of Pacific Lumber to harvest virgin old growth timber and, to a lesser extent, residual old growth timber on its timberlands. On August 12, 1998, the EPIC lawsuit was filed by two environmental groups against Pacific Lumber, Scotia Pacific and Salmon Creek under which the environmental groups allege that certain violations of the ESA have resulted from logging activities on Pacific Lumber's timberlands and seek to prevent the defendants from carrying out any harvesting activities until certain purported intra-agency wildlife consultation requirements under the ESA are satisfied in connection with the Combined Plan (see below). Pacific Lumber is uncertain what impact the EPIC lawsuit will have upon its operations and financial results but it is possible that other approved timber harvesting activities on Pacific Lumber's timberlands could be severely restricted (and revenues potentially significantly adversely affected) until such time as the consultation requirements are satisfied. Pacific Lumber is vigorously defending this matter and is devoting resources toward facilitating completion of the consultation requirements as soon as practicable.

          On September 28, 1996, the Pacific Lumber Parties entered into the Headwaters Agreement with the United States and California which provides the framework for the acquisition by the United States and California of the Headwaters Timberlands. A substantial portion of the Headwaters Timberlands contains virgin old growth timber. Approximately 4,900 of these acres are owned by Salmon Creek, with the remaining acreage being owned by Scotia LLC (Pacific Lumber owning the timber and related timber harvesting rights on this acreage). The Headwaters Timberlands would be transferred in exchange for (a) cash or other consideration from the United States and California having an aggregate fair market value of $300 million, and (b) approximately 7,700 acres of timberlands to be acquired from a third party. As part of the Headwaters Agreement, the Pacific Lumber Parties agreed to not enter the Headwaters Timberlands to conduct any logging or salvage operations. Closing of the Headwaters Agreement is subject to various conditions, including obtaining federal and California funding, approval of an SYP, approval of a Multi-Species HCP and issuance of the Permits, acquisition of the third party timberlands and the issuance of certain tax agreements satisfactory to the Pacific Lumber Parties.

          In November 1997, President Clinton signed an appropriations bill which authorizes the expenditure of $250 million of federal funds towards consummation of the Headwaters Agreement. These funds remain available until March 1, 1999, and their availability is subject to, among other things, contribution by California of its $130 million portion of funding
for the Headwaters Agreement.   In September 1998, California Governor
Wilson signed the California Headwaters Bill, which among other things, appropriated California's $130 million portion of the funding required to consummate the Headwaters Agreement. The state funds remain available until June 30, 1999. The bill also contains an additional appropriation available from July 1, 1999 until June 30, 2000 authorizing the expenditure of up to $80 million toward acquisition at fair market value of the Owl Creek grove from Scotia LLC. If any portion of the $80 million remains after purchase of the Owl Creek grove, it may be used to purchase certain other timberlands. An additional $20 million was appropriated under the bill toward purchase of a forest grove referred to as "Grizzly Creek" from Pacific Lumber at fair market value. The Combined Plan (see below) would have allowed the harvesting over time of either the Owl Creek grove or Grizzly Creek grove. The Scheduled Amortization schedule for the Timber Notes assumed that the Owl Creek grove would be harvested over time; however, a provision of the California Headwaters Bill designates the Owl Creek grove as a conservation area for the marbled murrelet, which would have the effect of restricting the activities which could be conducted in the grove. The Company estimates that the Owl Creek grove constitutes approximately 2% of the aggregate Mbfe contained in the timber owned by Scotia LLC. It is uncertain whether the Owl Creek grove will ultimately be sold to the state of California. Furthermore, Scotia LLC could arrange to exchange the Owl Creek grove for other timberlands pursuant to the substitute collateral provisions of the Timber Notes Indenture. Were the Owl Creek grove to be sold to the state of California, Scotia LLC would be required to recognize Deemed Production (as defined in the Timber Notes Indenture) with respect to the Mbfe contained within the grove, which could result in significant prepayments (and related prepayment premiums) which might be offset by a reduction in the required amortization in later years attributable to not having any actual harvest from the Owl Creek grove.

          The California Headwaters Bill contains provisions requiring the inclusion of additional environmentally focused provisions in the final version of the Multi-Species HCP, including establishing wider interim streamside "no-cut" buffers (while the watershed assessment process referred to below is being completed) than provided for in the Combined Plan, obligating Pacific Lumber and the government agencies to establish a schedule that results in completion of the watershed assessment process within five years (on a watershed by watershed basis), imposing minimum and maximum "no-cut" buffers upon the watershed assessment process and designating the Company's Owl Creek grove as a marbled murrelet conservation area. The California Headwaters Bill also provides that the SYP shall be subject to the foregoing provisions.

          With respect to the SYP, Pacific Lumber has proposed an LTSY which is approximately 10% less than Pacific Lumber's average timber harvest over the last three calendar years. If the SYP is approved by the CDF, Pacific Lumber will have complied with certain BOF regulations requiring timber companies to project timber growth and harvest on their timberlands over a 100-year planning period and establish an LTSY harvest level. The SYP must demonstrate that the average annual harvest over any rolling ten-year period will not exceed the LTSY harvest level and that Pacific Lumber's projected timber inventory is capable of sustaining the LTSY harvest level in the last decade of the 100-year planning period. The SYP is expected to be valid for ten years, although it would be subject to review after five years. Thereafter, revised SYPs would be prepared every decade that address the LTSY harvest level based upon reassessment of changes in the resource base and other factors.

          In July 1998, the proposed Combined Plan was made available to the public for review and comment. The proposed Multi-Species HCP and related Permits would have a term of 50 years, and would, among other things, limit the activities which could be conducted by Pacific Lumber in various forest groves to those which would not be detrimental to marbled murrelet habitat. Under the Multi-Species HCP and the California Headwaters Bill, these groves aggregate approximately 8,500 acres and consist of substantial quantities of virgin and residual old growth redwood and Douglas-fir timber. The Combined Plan and the draft EIR/EIS were released and made available for public review and comment in July 1998 and early October 1998, respectively. The public review and comment periods for the Combined Plan and the draft EIR/EIS close on November 16, 1998.

          The Company believes that submission of the proposed Combined Plan and the draft EIR/EIS for public review and comment and passage of the California Headwaters Bill are favorable developments that enhance the prospects for consummation of the Headwaters Agreement and the issuance of the Permits. However, certain provisions of the California Headwaters Bill, including its provisions relating to the watershed assessment process, are required to be included in the final version of the Combined Plan. In addition, discussions are expected to occur with the regulatory agencies following the conclusion of the public review and comment periods referred to above, which discussions are expected to result in proposed amendments to the Combined Plan. The provisions of the California Headwaters Bill impose, and the potential proposed amendments could impose, more stringent harvesting requirements and reduce the amount of timber that Pacific Lumber will be permitted to harvest as contemplated by the SYP in its current form. Inasmuch as approval of the Multi-Species HCP and the SYP are conditions to the consummation of the Headwaters Agreement and certain modifications proposed by the regulatory agencies may not be acceptable to Pacific Lumber, any such proposed modifications could also affect the consummation of the Headwaters Agreement. Accordingly, while the parties are working diligently to complete the closing conditions contained in the Headwaters Agreement, there can be no assurance that the Multi-Species HCP and the SYP will be approved, that the Permits will be issued or that the Headwaters Agreement will be consummated. If the Headwaters Agreement is not consummated and Pacific Lumber is unable to harvest or is severely limited in harvesting on various of its timberlands, it intends to continue and/or expand its takings litigation seeking just compensation from the appropriate government agencies on the grounds that such restrictions constitute an uncompensated governmental taking of private property for public use.

          Several species, including the northern spotted owl, the marbled murrelet and the coho salmon, have been listed as endangered or threatened under the ESA and/or the CESA. Pacific Lumber has developed federal and state ("no-take") northern spotted owl management plans which permit harvesting activities to be conducted so long as Pacific Lumber adheres to certain measures designed to protect the northern spotted owl. The potential impact of the listings of the marbled murrelet and the coho salmon is more uncertain. If the Multi-Species HCP is approved, Pacific Lumber would be issued the Permits, which would allow limited incidental "take" of listed species so long as there was no "jeopardy" to the continued existence of such species, and the Multi-Species HCP would identify the measures to be instituted in order to minimize and mitigate the anticipated level of take to the greatest extent practicable. The Multi-Species HCP would not only provide for Pacific Lumber's compliance with habitat requirements for currently listed species, it should also provide greater certainty and protection for Pacific Lumber with regard to identified species that may be listed in the future.

          Lawsuits are pending or threatened which seek to prevent Pacific Lumber from implementing certain of its approved THPs or other operations. While challenges with respect to Pacific Lumber's young growth timber have historically been limited, on January 26, 1998, the Coho lawsuit was filed against Pacific Lumber, Scotia Pacific and Salmon Creek. This action alleges, among other things, violations of the ESA and claims that defendants' logging operations in five watersheds have contributed to the "take" of the coho salmon. The plaintiffs seek, among other things, to enjoin timber harvesting on the THPs and acreage identified, and to require Pacific Lumber to restore coho habitat allegedly harmed by adverse cumulative effects of past (approved) timber harvesting. Pacific Lumber has also received notice of additional threatened actions with respect to the coho salmon. Pacific Lumber is unable to predict the outcome of this case or its ultimate impact on its financial condition or results of operations or the ability to harvest timber on its THPs. While Pacific Lumber expects environmentally focused objections and lawsuits to continue, it believes that the Combined Plan should enhance its position in connection with these challenges. Pacific Lumber also believes that the Combined Plan should expedite the preparation and facilitate approval of its THPs, although there can be no assurance that Pacific Lumber will not face difficulties in the THP submission and approval process as it implements the Combined Plan.

          In the event that the final Combined Plan is not approved, or is not acceptable to Pacific Lumber, Pacific Lumber will not enjoy the benefits of a more streamlined THP preparation and review process. Furthermore, it is impossible for the Company to determine the potential adverse effect of (i) the listings of the marbled murrelet and coho salmon if the Combined Plan is not approved or is not acceptable to Pacific Lumber, or (ii) the EPA's potential regulations regarding water quality on the Company's financial position, results of operations or liquidity until such time as the various regulatory and legal issues are resolved; however, if Pacific Lumber is unable to harvest, or is severely limited in harvesting, on significant amounts of its timberlands, such effect could be materially adverse to the Company.

          On November 9, 1998, the CDF notified Pacific Lumber that it had suspended Pacific Lumber's 1998 TOL. As a result, Pacific Lumber has ceased all operations under its TOL. Pacific Lumber is making the necessary arrangements for independent contract loggers to be substituted as the licensed timber operator on those THPs where Pacific Lumber's logging crews were working prior to the suspension (independent contractors historically account for approximately 60% of the harvesting activities on Pacific Lumber's timberlands). Pacific Lumber believes that it will be able to engage independent contractors to complete harvesting activities on all of the THPs that Pacific Lumber was operating on, as well as any other THPs on which harvesting activities will be conducted, during the balance of 1998 and during calendar year 1999, if necessary. Accordingly, Pacific Lumber does not believe that the revocation of its TOL will have a significant adverse effect on its business or financial performance. Pacific Lumber has determined not to appeal the suspension of its TOL, will apply for a new
TOL from the CDF, and expects to engage in discussions with the CDF concerning a new TOL in the near future. The CDF has indicated to Pacific Lumber that it is considering a denial of Pacific Lumber's TOL for calendar year 1999 and that any agreements for the issuance of a conditional TOL for 1999 must contain sufficient provisions to the CDF's satisfaction to ensure that Pacific Lumber complies with the California Forest Practice Act.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following should be read in conjunction with the response to
Part I, Item 1 of this Report and Items 7 and 8 of the Form 10-K. Any capitalized terms used but not defined in this Item are defined in the "Glossary of Defined Terms" contained in Appendix A.

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in several places in this Form 10-Q. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements and changing prices and market conditions. This Form 10-Q and the Form 10-K identify other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

RESULTS OF OPERATIONS

          The Company engages in forest products operations principally through its subsidiaries, Pacific Lumber and Britt. The Company's business is seasonal in that the forest products business generally experiences lower first quarter sales due largely to the general decline in construction-related activity during the winter months. Accordingly, the Company's results for any one quarter are not necessarily indicative of results to be expected for the full year. The following table presents selected operational and financial information for the three and nine months ended September 30, 1998 and 1997.


                                    Three Months Ended          Nine Months Ended
                                      September 30,               September 30,
                               --------------------------  --------------------------
                                    1998          1997          1998          1997
                               ------------  ------------  ------------  ------------
                                (In millions of dollars, except shipments and prices)
Shipments:
     Lumber: (1)
          Redwood upper
               grades                  11.1          12.7          33.2          39.0
          Redwood common
               grades                  63.6          53.9         177.1         178.7
          Douglas-fir upper
               grades                   1.6           3.3           5.1           8.3
          Douglas-fir common
               grades                  11.6          22.5          32.9          59.0
          Other                          .7           4.6           6.4          13.4
                               ------------  ------------  ------------  ------------
               Total lumber            88.6          97.0         254.7         298.4
                               ============  ============  ============  ============
     Logs (2)                           1.8           4.0           3.1          10.6
                               ============  ============  ============  ============
     Wood chips (3)                    58.8          63.6         139.6         185.9
                               ============  ============  ============  ============

Average sales price:
     Lumber: (4)
          Redwood upper
               grades          $      1,453  $      1,537  $      1,486  $      1.427
          Redwood common
               grades                   560           546           540           533
          Douglas-fir upper
               grades                 1,264         1,243         1,275         1,205
          Douglas-fir common
               grades                   376           443           353           473
     Logs (4)                           478           426           452           412
     Wood chips (5)                      74            73            72            75

Net sales:
     Lumber, net of discount   $       57.9  $       64.1  $      163.7  $      191.8
     Logs                                .9           1.7           1.4           4.4
     Wood chips                         4.3           4.7          10.0          13.9
     Cogeneration power                 1.4           1.2           3.2           3.4
     Other                              1.4           1.1           3.0           3.0
                               ------------  ------------  ------------  ------------
          Total net sales      $       65.9  $       72.8  $      181.3  $      216.5
                               ============  ============  ============  ============
Operating income               $       12.8  $       23.1  $       37.6  $       66.2
                               ============  ============  ============  ============
Operating cash flow (6)        $       18.7  $       29.2  $       54.9  $       85.6
                               ============  ============  ============  ============
Income (loss) before income
     taxes                     $       (4.5) $        8.2  $       (3.2) $       16.1
                               ============  ============  ============  ============
Net income (loss)(7)           $      (43.4) $        5.8  $      (38.9) $       10.5
                               ============  ============  ============  ============
Capital expenditures           $        4.4  $        4.3  $       10.4  $       16.7
                               ============  ============  ============  ============

---------------
(1)  Lumber shipments are expressed in millions of board feet.
(2)  Log shipments are expressed in millions of feet, net Scribner scale.
(3) Wood chip shipments are expressed in thousands of bone dry units of 2,400 pounds.
(4)  Dollars per thousand board feet.
(5)  Dollars per bone dry unit.
(6) Operating income before depletion and depreciation, also referred to as "EBITDA."
(7) The net loss for the three and nine months ended September 30, 1998 includes an extraordinary loss of $41.7 million, net of tax, for the early extinguishment of debt.


          Recent Operating Results
          Net sales declined from $72.8 million and $216.5 million for the three and nine months ended September 30, 1997, respectively, to $65.9 million and $181.3 million for the comparable periods of 1998, respectively, primarily due to lower shipments of lumber, logs and wood chips. The decline in shipments which occurred during the first six months of the 1998 period was principally due to well-above-normal rainfall which reduced demand for lumber products and severely limited the availability of rail transportation. The increased rainfall, combined with additional restrictions on Pacific Lumber's wet weather operations pursuant to the terms of the Stipulation and the applicability of logging restrictions during the nesting seasons for both the northern spotted owl and the marbled murrelet, also impeded Pacific Lumber's ability to transport logs to its mills and hindered logging operations, thereby reducing the volume of logs available for the production of lumber products. Revenues for the three months ended September 30, 1998 were primarily affected by a reduction in the volume of logs harvested and converted into lumber products. Pacific Lumber's reduced harvest level during the third quarter of 1998 was due in substantial part to the absence of a sufficient number of available THPs to enable it to conduct its operations at levels consistent with those in the comparable period of 1997. The diminished supply of available THPs was attributable to a reduced volume of approved THPs during the third quarter of 1998 as well as regulatory and judicial restrictions imposed upon harvesting activities in areas covered by previously approved THPs. See Note 6 to Condensed Consolidated Financial Statements. These difficulties in harvesting and transporting logs affected the types of logs available for the mills and Pacific Lumber's ability to produce a desirable mix of lumber products which in turn adversely affected sales.

          The reduced number of approved THPs was, and continues to be, attributable to several factors, including a significantly reduced level of THPs submitted by Pacific Lumber to the CDF during the first nine months of 1998 due to (a) the extensive amount of time devoted by Pacific Lumber's foresters, wildlife and fisheries biologists and other personnel to (i) amending a significant number of previously submitted THPs to incorporate various new requirements which Pacific Lumber agreed to as part of the Pre-Permit Agreement, (ii) preparing the Combined Plan and all the related data, (iii) responding to comments received from various federal and state governmental agencies with respect to its filed THPs in light of the new and more stringent requirements that agreed to observe pursuant to the Pre-Permit Agreement and (iv) assisting with responding to newly filed litigation involving certain of Pacific Lumber's approved THPs (see Part
II. Item 1. "Legal Proceedings") and (b) implementation of a provision contained in the Pre-Permit Agreement which requires, for the first time, a licensed geologist to review virtually all of Pacific Lumber's THPs prior to submission to the CDF. Pacific Lumber has also experienced an unexpected significantly slower rate of review and approval with respect to its filed THPs due, in large part, to the issues that have emerged in applying the requirements embodied in the Pre-Permit Agreement to Pacific Lumber's THPs, certain of which requirements impose new forestry practices that apply solely to Pacific Lumber's operations. As a result of the factors discussed above, Pacific Lumber had a severely diminished inventory of approved THPs at November 1, 1998 which is limiting Pacific Lumber's ability to conduct harvesting operations. Pacific Lumber believes that its harvesting levels during the fourth quarter of 1998 will be significantly below that of the fourth quarter of 1997 which would in turn have an adverse impact on lumber production and shipments.

          Pacific Lumber has released a draft of the Combined Plan for public review and comment, and therefore believes that it has completed most of its work in connection with preparation of the Combined Plan; however, additional work will be required as a result of completion of the public review and comment process for the Combined Plan and as a result of the California Headwaters Bill. Pacific Lumber has also retained several geologists, and believes it has made progress with the various state and federal government agencies in resolving issues regarding the application of the requirements of the Pre-Permit Agreement to Pacific Lumber's filed THPs. Accordingly, Pacific Lumber believes that it will be able to increase its rate of THP submissions during the first half of 1999. In addition, if the Combined Plan and the Permits are approved, Pacific Lumber expects to experience a more streamlined THP process, which should result in an increased volume of approved THPs. However, there can be no assurance that Pacific Lumber will not continue to experience difficulties in submitting and receiving approvals of its THPs similar to those difficulties it has been experiencing.

          Pacific Lumber expects that its cash flow from operations, together with other available sources of funds, will be sufficient to fund its working capital, capital expenditures and required debt service obligations for the next year. However, cash flows from operations may be adversely affected if Pacific Lumber continues to experience difficulties in the THP submission and approval process, additional judicial or regulatory restrictions are imposed on Pacific Lumber's harvesting activities, inclement weather conditions hamper harvesting operations or the final Combined Plan is not approved or is not acceptable to Pacific Lumber.

          See "--Financial Condition and Investing and Financing
Activities."

          Net sales
          Net sales decreased from $72.8 million to $65.9 million for the quarters ended September 30, 1997 and 1998, respectively, due to lower shipments of redwood upper grade lumber and Douglas-fir upper and common grade lumber. Third quarter lumber shipments were lower primarily as a result of the factors described above. Lumber shipments also were adversely affected by a general oversupply in the market for Douglas-fir common grade lumber. Net sales declined from $216.5 million in the first nine months of 1997 to $181.3 million for the first nine months of 1998 primarily due to lower shipments of lumber, logs and wood chips which was the result of the factors described above.

          Operating income
          Operating income for the three and nine months ended September 30, 1998 decreased from the comparable prior year periods primarily due to the decrease in net sales discussed above. In addition, cost of sales for the three months ended September 30, 1998 increased by 10% over the comparable prior year period due to an increase in logging costs. This impact was partially offset by a decrease in depletion expense as a result of the decline in volumes discussed above for the three and nine months ended September 30, 1998 from the comparable prior year periods, and a decrease in logging costs for the nine months ended September 30, 1998 from the comparable prior year period.

          Income (loss) before income taxes and minority interests
          Income before income taxes for the three and nine months ended September 30, 1998 decreased from the comparable 1997 periods, primarily due to the decrease in operating income discussed above. Results for both 1998 periods were also affected by a decrease in investment income from marketable securities, but were favorably affected by an increase in equity in earnings from Kaiser.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See above for cautionary information with respect to such forward-looking statements.

          As discussed further in Note 5 to the Consolidated Financial Statements, on July 20, 1998, Scotia LLC issued $867.2 million aggregate principal amount of Timber Notes. Proceeds from the offering of the Timber Notes were used primarily to prepay the Old Timber Notes and to redeem the Pacific Lumber Senior Notes and the MGI Notes effective August 19, 1998.

          The Pacific Lumber Credit Agreement and the indenture governing the Timber Notes contain various covenants which, among other things, limit the ability of Pacific Lumber and Scotia LLC to incur additional indebtedness and liens, to engage in transactions with affiliates, to pay dividends and to make investments. As of September 30, 1998, under the most restrictive of these covenants, approximately $2.1 million of dividends could be paid by Pacific Lumber to its parent.

          As of September 30, 1998, $34.1 million of borrowings was available under the Pacific Lumber Credit Agreement, of which $5.6 million was available for letters of credit and $20.6 million was restricted to timberland acquisitions. As of September 30, 1998, no borrowings were outstanding and letters of credit outstanding amounted to $14.4 million.
At November 13, 1998, Pacific Lumber had borrowings outstanding of $5.0 million. The Pacific Lumber Credit Agreement expires on November 30, 1998; however, Pacific Lumber and the existing bank have executed a term sheet setting forth the basic terms of a new three-year credit facility. The new facility would allow borrowings up to $60 million, all of which may be used for revolving borrowings, $20 million of which may be used for standby letters of credit and $30 million of which may be used for timberland acquisitions. Borrowings would be secured by all of Pacific Lumber's domestic accounts receivable and inventory. Borrowings for timberland acquisitions would also be secured by the acquired timberlands and prior to maturity of the facility would have to be repaid annually from 50% of Pacific Lumber's cash flow (as defined). The remaining 50% of cash flow would be available for dividends. Upon maturity of the facility, all outstanding borrowings under the credit facility would convert to a term loan repayable over four years.

          The indenture governing the MGHI Notes, among other things, restricts the ability of the Company to incur additional indebtedness and liens, engage in transactions with affiliates, pay dividends and make investments. During the nine months ended September 30, 1998, $2.5 million of dividends were paid by the Company.

          As of September 30, 1998, the Company had consolidated long-term debt of $989.5 million (net of current maturities) as compared to $892.9 million at December 31, 1997. The increase in long-term debt was primarily due to the issuance of the Timber Notes, offset by the payment of the Old Timber Notes and the redemption of the Pacific Lumber Senior Notes and MGI Notes (see Note 5 to the Consolidated Financial Statements). In addition to principal payments, proceeds from the issuance of the Timber Notes were used to pay redemption premiums and financing costs, and provided $25.0 million for timberland acquisitions. The Company anticipates that cash flow from operations, together with existing cash, cash equivalents, marketable securities and available sources of financing, will be sufficient to fund its working capital and capital expenditure requirements for the next year. However, cash flows from operations may be adversely affected if Pacific Lumber continues to experience difficulties in the THP submission and approval process, additional judicial or regulatory restrictions are imposed on Pacific Lumber's harvesting activities, inclement weather conditions hamper harvesting operations or the final Combined Plan is not approved or is not acceptable to Pacific Lumber. With respect to its long-term liquidity, the Company believes that its existing cash and cash equivalents, together with its ability to generate sufficient levels of cash from operations and its ability to obtain both short- and long-term financing, should provide sufficient funds to meet its working capital and capital expenditure requirements. However, due to its highly leveraged condition, the Company is more sensitive than less leveraged companies to factors affecting its operations, including governmental regulation and litigation affecting timber harvesting practices (see "-- Trends" below), increased competition from other lumber producers or alternative building products and general economic conditions.

TRENDS

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See above for cautionary information with respect to such forward-looking statements.

          The Company's forest products operations are conducted by Pacific Lumber and Britt. Pacific Lumber's operations are subject to a variety of California and federal laws and regulations dealing with timber harvesting, threatened and endangered species and habitat for such species, and air and water quality. Moreover, these laws and regulations are modified from time to time and are subject to judicial and administrative interpretation. Compliance with such laws, regulations and judicial and administrative interpretations, and related litigation have increased the cost of logging operations. There can be no assurance that certain pending regulatory and environmental matters or future governmental regulations, legislation or judicial or administrative decisions, or adverse weather conditions, would not have a material adverse effect on the Company's financial position, results of operations or liquidity. See Part II. Item 1. "Legal Proceedings" and Note 6 to the Condensed Consolidated Financial Statements for further information regarding regulatory and legal proceedings affecting the Company's operations.

YEAR 2000

          The Company has established a team to address the potential impacts of the year 2000 on each of its critical business functions. The team has substantially completed its assessment of the Company's critical information technology and embedded technology, including its geographic information system and equipment and systems used in operating its sawmills and cogeneration plant, and is now in the process of making the required modifications for these systems to be year 2000 compliant. The modification costs are expected to be immaterial, costing less than $100,000. The required modifications are expected to be completed by mid-year 1999 and in most cases testing of the modifications will also be completed by such time. Systems modification costs are being expensed as incurred. Costs associated with new systems are being capitalized and will be amortized over the life of the product.

          In addition to addressing the Company's internal systems, the team is in the process of identifying key vendors that could be impacted by year 2000 issues, and surveys are being conducted. The Company expects to evaluate the responses to the surveys over the next several months and will make direct contact with parties which are deemed to be critical.

          Kaiser, the Company's equity investee, has implemented a company-wide program to coordinate the year 2000 efforts of its individual business units and to track their progress. The intent of the program is to make sure that critical items are identified on a sufficiently timely basis to assure that the necessary resources can be committed to address any material risk areas that could prevent its systems and assets from being
able to meet Kaiser's business needs and objectives.   Spending related to
this program, which began in 1997 and is expected to continue through 1999, is estimated to be in the $10-15 million range. Kaiser has established an internal goal of having all necessary system changes in place and tested by mid-year 1999. Kaiser plans to commit the necessary resources to meet this deadline. In addition to addressing Kaiser's internal systems, the company-wide program involves identification of key vendor and customer relationships that could be impacted by year 2000 issues.

          While the Company believes that its program is sufficient to identify the critical issues and associated costs necessary to address possible year 2000 problems in a timely manner, there can be no assurances that the program, or underlying steps implemented, will be successful in resolving all such issues prior to the year 2000. If the steps taken by the Company (or critical third parties) are not made in a timely manner, or are not successful in identifying and remedying all significant year 2000
issues, business interruptions or delays could occur.   However, based on
the information the Company has gathered to date and its expectations of its ability to remedy problems encountered, the Company believes that it will not experience significant business interruptions that would have a material impact on its results or financial condition.


                        PART II.  OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS

          Reference is made to Item 3 of the Form 10-K for information concerning material legal proceedings with respect to the Company. The following material developments have occurred with respect to such legal proceeding subsequent to the filing of the Form 10-K.

          On August 12, 1998, the EPIC lawsuit was filed against Pacific Lumber, Scotia Pacific and Salmon Creek in the United States District Court for the Northern District of California. The action relates to a number of Pacific Lumber's THPs. The plaintiffs allege that certain procedural violations of the ESA have resulted from defendants' logging activities on Pacific Lumber's timberlands and seek to prevent the defendants from carrying out any harvesting activities until certain purported intra-agency wildlife consultation requirements under the ESA are satisfied in connection with the Combined Plan. See Note 6 to the Condensed Consolidated Financial Statements. On September 3, 1998, the Court granted plaintiffs' motion for preliminary injunction covering three THPs (consisting principally of old growth Douglas fir timber). Following evidentiary hearings, which concluded on October 22, 1998, the Court requested additional briefing which was filed on November 9, 1998. The preliminary injunction remains in effect pending the Court's review of the evidence and the additional briefs. Pacific Lumber is uncertain what impact this matter will have upon its operations and financial results, but were the Court to reaffirm the preliminary injunction after consideration of the evidence and additional briefs, it is possible that other approved timber harvesting activities on Pacific Lumber's timberlands could be severely restricted
(and revenues potentially significantly adversely affected) until such time
as the consultation requirements are satisfied.   Pacific Lumber is
vigorously defending this matter and is devoting resources toward facilitating completion of the consultation requirements as soon as practicable.

          With respect to the Coho lawsuit described in the Form 10-K, on July 31, 1998, plaintiffs amended their complaint to include certain additional THPs and are seeking to require defendants to restore coho habitat allegedly harmed by adverse cumulative effects of past (approved) timber harvesting. On November 2, 1998, the Court heard arguments and took under submission defendants' motion for summary judgment challenging plaintiff's standing to bring this action. Pacific Lumber has also received notice of additional threatened actions with respect to the coho salmon.

          Pacific Lumber is also subject to certain other pending THP cases which would not be expected to have a material adverse effect upon Pacific Lumber; however, due to the diminished supply of THPs currently held by Pacific Lumber, the issuance of injunctive or similar relief in certain of these cases could exacerbate the difficulties that Pacific Lumber has been experiencing with respect to the conduct of harvesting operations. See
Part I. Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Recent Operating Results."

          On May 27, 1998, an action entitled Mateel Environmental Justice Foundation v. Pacific Lumber, et al. (No. DR980301) was brought and is now pending in the Superior Court of Humboldt County against MGI, Scotia Pacific, Pacific Lumber and Salmon Creek. This action alleges, among other things, violations of California's unfair competition law of the business and professions code based on citations and violations (primarily water quality related) issued against certain defendants since 1994 in connection with a substantial number of THPs. The plaintiff seeks, among other things, an injunction prohibiting alleged unlawful actions and requiring corrective action, disgorgement of profits, appointment of a receiver to ensure compliance with the law and any judgment, and financial security with respect to future THPs to ensure full compliance with the California Forest Practice Act. The Company does not believe that this matter will have a material adverse effect upon its business or financial condition.

          On November 9, 1998, the CDF notified Pacific Lumber that it had suspended Pacific Lumber's 1998 TOL. As provided in the Stipulation, Pacific Lumber has ceased all operations under its TOL. Pacific Lumber is making the necessary arrangements for independent contract loggers to be substituted as the licensed timber operator on those THPs where Pacific Lumber's logging crews were working prior to the suspension (independent contractors historically account for approximately 60% of the harvesting activities on Pacific Lumber's timberlands). Pacific Lumber believes that it will be able to engage independent contractors to complete harvesting activities on all of the THPs that Pacific Lumber was operating on, as well as any other THPs on which harvesting activities will be conducted, during the balance of 1998 and during calendar year 1999, if necessary. Accordingly, Pacific Lumber does not believe that the revocation of its TOL will have a significant adverse effect on its business or financial performance.
Pacific Lumber has determined not to appeal the suspension of its TOL, will apply for a new TOL from the CDF, and expects to engage in discussions with the CDF concerning a new TOL in the near future. The CDF has indicated to Pacific Lumber that it is considering a denial of Pacific Lumber's TOL for calendar year 1999 and that any agreements for the issuance of a conditional TOL for 1999 must contain sufficient provisions to the CDF's satisfaction to ensure that Pacific Lumber complies with the California
Forest Practice Act.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

A.        EXHIBITS:


     *27  Financial Data Schedule

*    Included with this filing.

B.   REPORTS ON FORM 8-K:

          None.

                                 SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who have signed this report on behalf of the Registrant and as the principal financial officer and as the principal accounting officer of the Registrant, respectively.


                                  MAXXAM GROUP HOLDINGS INC.




Date:  November 13, 1998      By:    /s/ Paul N. Schwartz
                                       Paul N. Schwartz
                                     Vice President, Chief
                                       Financial Officer
                                 (Principal Financial Officer)



Date:  November 13, 1998      By:  /s/ Elizabeth D. Brumley
                                     Elizabeth D. Brumley
                                     Assistant Controller
                                (Principal Accounting Officer)

                                                                 APPENDIX A


                         GLOSSARY OF DEFINED TERMS


BOF:  California Board of Forestry

Britt:  Britt Lumber Co., Inc., an indirect, wholly owned subsidiary of MGI

CDF:  California Department of Forestry and Fire Protection

California Headwaters Bill: The bill enacted August 31, 1998 by the California Legislature which, among other things appropriates California's $130 million portion of funding required to consummate the Headwaters Agreement, appropriates up to an additional $80 million to acquire the Owl Creek grove and contains environmentally focused provisions regarding streamside buffers, the watershed assessment process and designation of the Owl Creek grove as a marbled murrelet conservation area

CESA:  California Endangered Species Act

Coho lawsuit: An action entitled Coho Salmon, et al. v. Pacific Lumber, et al. (No. 98-0283) filed January 26, 1998 in the United States District Court for the Northern District of California

Combined Plan: The combined SYP and Multi-Species HCP released by Pacific Lumber and Scotia LLC for public review and comment in July 1998

Company:  MAXXAM Group Holdings Inc., a wholly owned subsidiary of MAXXAM

EIR/EIS: An environmental impact statement/report analyzing the Combined Plan and the Headwaters Agreement released by Pacific Lumber

EPA:  Environmental Protection Agency

EPIC lawsuit: An action entitled Environmental Protection Information Center, Inc., Sierra Club v. Pacific Lumber, Scotia Pacific and Salmon Creek (No. C98-3129) filed August 12, 1998 in the United States District Court for the Northern District of California

ESA:  The federal Endangered Species Act

Event of Default: Event of Default under the Timber Notes as defined in the Timber Notes Indenture.

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

Liquidity Account: A liquidity account maintained by Scotia Pacific with respect to the Old Timber Notes

LTSY:  Long-term sustained yield

Mbfe: A concept used in structuring the Timber Notes; under this concept, one thousand board feet, net Scribner scale, of old growth redwood timber equates to one Mbfe

MAXXAM: MAXXAM Inc., including its subsidiaries unless otherwise noted or the context indicates otherwise

MGHI Notes:  12% MGHI Senior Secured Notes due August 1, 2003

MGI:  MAXXAM Group Inc., a wholly owned subsidiary of the Company

MGI Discount Notes:  12-1/4% MGI Senior Secured Discount Notes due August
1, 2003

MGI Notes:  MGI Discount Notes and MGI Senior Notes

MGI Senior Notes:  11-1/4% MGI Senior Secured Notes due August 1, 2003

Minimum Principal Amortization: The minimum amount of principal on the Timber Notes which Scotia LLC must pay (on a cumulative basis and subject to available cash) through any Timber Notes payment date in order to avoid an Event of Default (as defined in the Timber Notes Indenture)

Multi-Species HCP: The HCP covering multiple species contemplated by the Headwaters Agreement

Old Timber Notes: The 7.95% Scotia Pacific Timber Collateralized Notes due July 20, 2015

Owl Creek grove: A 900-acre grove of primarily old growth timber owned by Scotia LLC

Pacific Lumber: The Pacific Lumber Company, an indirect, wholly owned subsidiary of MGI

Pacific Lumber Credit Agreement: The revolving credit agreement between Pacific Lumber and a bank which provides for borrowings of up to $60.0 million of which $20.0 million may be used for standby letters of credit and $30.0 million is restricted to timberland acquisitions

Pacific Lumber Parties: Pacific Lumber, including its subsidiaries and affiliates, and MAXXAM

Pacific Lumber Senior Notes:  10-1/2% Pacific Lumber Senior Notes due March
1, 2003

Permits: The incidental take permits related to the Multi-Species HCP to be approved pursuant to the Headwaters Agreement

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

Scheduled Amortization: The minimum amount of principal on the Timber Notes which Scotia LLC must pay (on a cumulative basis) through any Timber Notes payment date in order to avoid payment of prepayment or deficiency premiums

Scotia LLC: Scotia Pacific Company LLC, a limited liability company, wholly owned by Pacific Lumber

Scotia Pacific: Scotia Pacific Holding Company, a wholly owned subsidiary of Pacific Lumber, which was merged into Scotia LLC on July 20, 1998

SEC:  Securities and Exchange Commission

SFAS No. 130: Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income"

SFAS No. 133: Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"

Stipulation: Stipulation entered into between the CDF and Pacific Lumber in December 1997 in connection with the administrative action entitled: In the Matter of the Statement of Issues Against: The Pacific Lumber Company, Timber Operator License A-5326 (No. LT 97-8) with respect to Pacific Lumber's TOL

SYP: The sustained yield plan establishing LTSY harvest levels for Pacific Lumber's timberlands

THP: Timber harvesting plan required to be filed with and approved by the CDF prior to the harvesting of timber

Timber Notes Indenture: The indenture dated July 20, 1998 governing the Timber Notes

Timber Notes: The Scotia LLC 6.55% Class A-1, 7.11% Class A-2 and 7.71% Class A-3 Timber Collateralized Notes due July 20, 2028

Timber Notes Line of Credit: A line of credit agreement provided as security for the payment of interest on the Timber Notes, which line of credit secures the payment of one year's interest on the Timber Notes

TOL: Timber operator's license allowing the holder to conduct timber harvesting operations