Form 10-K
period 1998-12-31
MAXXAM GROUP HOLDINGS INC
filed 1999-03-31
CIK 1029500

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-K

                              ---------------


               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE FISCAL YEAR ENDED                             COMMISSION FILE
     DECEMBER 31, 1998                                 NUMBER 333-18723



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

  Number of shares of Common Stock outstanding at March 29, 1999: 1,000

     REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
(I)(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                    DOCUMENTS INCORPORATED BY REFERENCE:

                              Not applicable.

                              ---------------

                             TABLE OF CONTENTS


                                   PART I

Item 1.   Business                                           2
               General                                       2
               Forest Products Operations
                    Pacific Lumber Operations                2
                    Britt Lumber Operations                  9
                    Regulatory and Environmental Factors
                         and Headwaters Agreement            9
                    Aluminum Operations                     15

Item 2.   Properties                                        18

Item 3.   Legal Proceedings                                 18

Item 4.   Submission of Matters to a Vote of
               Security Holders                             21

                                  PART II

Item 5.   Market for Registrant's Common Equity and
               Related Stockholder Matters                  21

Item 6.   Selected Financial Data                           21

Item 7.   Management's Discussion and Analysis
               of Financial Condition and
               Results of Operations                        21

Item 7a.  Quantitative and Qualitative Disclosures
               About Market Risk                            29

Item 8.   Financial Statements and Supplementary Data
               Report of Independent Public Accountants     30
               Consolidated Balance Sheet                   31
               Consolidated Statement of Operations         32
               Consolidated Statement of Cash Flows         33
               Consolidated Statement of Stockholder's
                    Deficit                                 34
               Notes to Consolidated Financial Statements   35

Item 9.   Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure       49

                                  PART III

Items
  10-13.  Not applicable.

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K                      49


                                   PART I


ITEM 1.        BUSINESS

GENERAL

          MAXXAM Group Holdings Inc. (the "COMPANY" or "MGHI") is a wholly owned subsidiary of MAXXAM Inc. ("MAXXAM"). The Company's wholly owned subsidiary, MAXXAM Group Inc. ("MGI"), and MGI's wholly owned subsidiaries, The Pacific Lumber Company ("PACIFIC LUMBER") and Britt Lumber Co., Inc. ("BRITT"), are engaged in forest products operations. Pacific Lumber's principal wholly owned subsidiaries are Scotia Pacific Company LLC ("SCOTIA LLC") and Salmon Creek Corporation ("SALMON CREEK"). As used herein, the terms "Company," "MGHI," "MGI," "Pacific Lumber," "Kaiser" or "MAXXAM" refer to the respective companies and their subsidiaries, unless otherwise noted or the context indicates otherwise.

          Pacific Lumber, which has been in continuous operation for over 130 years, engages in several principal aspects of the lumber industry--the growing and harvesting of redwood and Douglas-fir timber, the milling of logs into lumber products and the manufacturing of lumber into a variety of value-added finished products. Britt manufactures redwood fencing and decking products from small diameter logs, a substantial portion of which Britt acquires from Pacific Lumber (as Pacific Lumber cannot efficiently process them in its own mills). The Company also owns 27,938,250 shares of the common stock of Kaiser Aluminum Corporation ("KAISER"), representing a 35.4% interest in Kaiser. MAXXAM has a direct interest in Kaiser of 27.9%. Kaiser is a publicly traded company (New York Stock Exchange trading symbol "KLU") which operates in all principal aspects of the aluminum industry-- the mining of bauxite, the refining of bauxite into alumina, the production of primary aluminum from alumina, and the manufacture of fabricated (including semi-fabricated) aluminum products.

          This Annual Report on Form 10-K contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places (see Item 1. "Business--Forest Products Operations-- Regulatory and Environmental Factors and Headwaters Agreement" and "-- Aluminum Operations," Item 3. "Legal Proceedings" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Background," "--Financial Condition and Investing and Financing Activities" and "--Trends"). Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements and changing prices and market conditions. This report identifies other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

FOREST PRODUCTS OPERATIONS

     PACIFIC LUMBER OPERATIONS

          Consummation of Headwaters Agreement
          On March 1, 1999, Pacific Lumber, Scotia LLC and Salmon Creek (collectively, the "COMPANIES") consummated the Headwaters Agreement (the "HEADWATERS AGREEMENT") with the United States and California. See "-- Regulatory and Environmental Factors and Headwaters Agreement." Pursuant to the terms of the Headwaters Agreement, approximately 5,600 acres of timberlands known as the Headwaters Forest and the Elk Head Springs Forest (the "HEADWATERS TIMBERLANDS") owned by the Companies were transferred to the United States. In consideration for the transfer of the Headwaters Timberlands, Salmon Creek was paid $299,850,000, Scotia LLC was paid $150,000 and approximately 7,700 acres of timberlands known as the Elk River Timberlands (the "ELK RIVER TIMBERLANDS") were transferred to Pacific Lumber (and will be transferred to Scotia LLC within 180 days of consummation of the Headwaters Agreement). The 7,700 acres of Elk River Timberlands were out of a total of approximately 9,470 acres for which the United States and California paid third party owners approximately $78 million. In addition, upon consummation of the Headwaters Agreement (i) habitat conservation and sustained yield plans were approved covering the Scotia LLC Timberlands (as defined below), (ii) California agreed to purchase Scotia LLC's Owl Creek grove and a portion of Pacific Lumber's Grizzly Creek grove, and (iii) the Companies dismissed takings litigation
pending against the United States and California.   The net proceeds from
the sale of the Headwaters Timberlands and the portion of the Grizzly Creek grove to be sold are to be held in escrow to support the Timber Notes, and are to be released only under certain circumstances. Consequently, Salmon Creek deposited approximately $285 million of the proceeds from the sale of the Headwaters Timberlands into escrow pursuant to an Escrow Agreement.
See "--Regulatory and Environmental Factors and Headwaters Agreement-- Escrow Agreement."

          Timber and Timberlands
          After giving effect to the transfers of timberlands under the Headwaters Agreement, Pacific Lumber owns and manages approximately 220,000 acres of virtually contiguous commercial timberlands located in Humboldt County along the northern California coast, an area which has very favorable soil and climate conditions for growing timber. These timberlands contain approximately 80% redwood and 18% Douglas-fir and other timber, are located in close proximity to Pacific Lumber's four sawmills and contain an extensive network of roads. Including the pending transfer from Pacific Lumber to Scotia LLC of the Elk River Timberlands, approximately 206,000 acres of Pacific Lumber's timberlands are owned by Scotia LLC (the "SCOTIA LLC TIMBERLANDS"). In addition, Scotia LLC has the exclusive right to harvest (the "SCOTIA LLC TIMBER RIGHTS") approximately 12,200 acres of Pacific Lumber's timberlands. The timber in respect of the Scotia LLC Timberlands and the Scotia LLC Timber Rights is collectively referred to as the "SCOTIA LLC TIMBER." Substantially all of Scotia LLC's assets are pledged as security for Scotia LLC's 6.55% Class A-1 Series B Timber Collateralized Notes, 7.11% Class A-2 Series B Timber Collateralized Notes and 7.71% Class A-3 Series B Timber Collateralized Notes (collectively the "TIMBER NOTES"). Pacific Lumber harvests and purchases from Scotia LLC all of the logs harvested from the Scotia LLC Timber. See "--Relationships with Scotia LLC and Britt" for a description of this and other relationships among Pacific Lumber, Scotia LLC and Britt.

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

          Pacific Lumber engages in extensive efforts to supplement the natural regeneration of timber and increase the amount of timber on its timberlands. Pacific Lumber is required to comply with California forestry regulations regarding reforestation, which generally require that an area be reforested to specified standards within an established period of time. Pacific Lumber also actively engages in efforts to establish timberlands from open areas such as pasture land. Regeneration of redwood timber generally is accomplished through the natural growth of new redwood sprouts from the stump remaining after a redwood tree is harvested. Such new redwood sprouts grow quickly, thriving on existing mature root systems. In addition, Pacific Lumber supplements natural redwood regeneration by planting redwood seedlings. Douglas-fir timber grown on Pacific Lumber's timberlands is regenerated almost entirely by planting seedlings. During 1998, Pacific Lumber planted approximately 1.2 million redwood and Douglas-fir seedlings.

          California law requires timber owners such as Pacific Lumber to demonstrate that their operations will not decrease the sustainable productivity of their timberlands. A timber company may comply with this requirement by submitting a Sustained Yield Plan ("SYP") to the California Department of Forestry ("CDF") for review and approval. An SYP contains a timber growth and yield assessment, which evaluates and calculates the amount of timber and long-term production outlook for a company's timberlands, a fish and wildlife assessment, which addresses the condition and management of fisheries and wildlife in the area, and a watershed assessment, which addresses the protection of aquatic resources. The relevant regulations require determination of a long-term sustained yield ("LTSY") harvest level, which is the average annual harvest level that the management area is capable of sustaining in the last decade of a 100-year planning horizon. The LTSY is determined based upon timber inventory, projected growth and harvesting methodologies, as well as soil, water, air, wildlife and other relevant considerations. The SYP must demonstrate that the average annual harvest over any rolling ten-year period within the planning horizon does not exceed the LTSY.

          Pacific Lumber is also subject to federal and state laws providing for the protection and conservation of wildlife species which have been designated as endangered or threatened, certain of which are found on Pacific Lumber's timberlands. These laws generally prohibit certain adverse impacts on such species (referred to as a "TAKE"), except for incidental takes which do not jeopardize the continued existence of the affected species and which are made in accordance with an approved Habitat Conservation Plan ("HCP") and related incidental take permit. An HCP analyzes the impact of the incidental take and specifies measures to monitor, minimize and mitigate such impact. In connection with the consummation of the Headwaters Agreement, Scotia LLC and Pacific Lumber reached agreement with various federal and state regulatory agencies with respect to an SYP ("FINAL SYP") and a multi-species HCP ("FINAL HCP," together with the Final SYP, the "FINAL PLANS"). See "--Regulatory and Environmental Factors and Headwaters Agreement."

          Harvesting Practices
          The ability of Pacific Lumber to sell logs or lumber products will depend, in part, upon its ability to obtain regulatory approval of timber harvesting plans ("THPS"). THPs are required to be developed by registered professional foresters and must be filed with, and approved by, the CDF prior to the harvesting of timber. Each THP is designed to comply with applicable laws and regulations, including the requirements of the Final Plans (as defined below). During the second half of 1998 and continuing through the first quarter of 1999, Pacific Lumber has experienced an absence of a sufficient number of available THPs available for harvest to enable it to conduct its operations at 1997 levels. See
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Operating Results." However, with the adoption of the Final Plans in connection with the consummation of the Headwaters Agreement, Pacific Lumber anticipates, although it can give no assurances, that after a transition period, the implementation of the Final Plans will streamline the process of preparing THPs and potentially shorten the time required to obtain approvals of THPs.

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

          Production Facilities
          Pacific Lumber owns four highly mechanized sawmills and related facilities located in Scotia, Fortuna and Carlotta, California. The sawmills historically have been supplied almost entirely from timber harvested from Pacific Lumber's timberlands. Since 1986, Pacific Lumber has implemented numerous technological advances that have increased the operating efficiency of its production facilities and the recovery of finished products from its timber. Over the past three years, Pacific Lumber's annual lumber production has averaged approximately 277 million board feet, with approximately 230, 309 and 291 million board feet produced in 1998, 1997 and 1996, respectively. The Fortuna sawmill produces primarily common grade lumber. During 1998, the Fortuna mill produced approximately 89 million board feet of lumber. The Carlotta sawmill produces both common and upper grade redwood lumber. During 1998, the Carlotta mill produced approximately 56 million board feet of lumber. Sawmills "A" and "B" are both located in Scotia. Sawmill "A" processes Douglas-fir logs and Sawmill "B" primarily processes large diameter redwood logs. During 1998, Sawmills "A" and "B" produced 55 million and 30 million board feet of lumber, respectively. Pacific Lumber has partially curtailed operations at all of its sawmills due to an abnormally small inventory of logs because of the absence of a sufficient number of available THPs to conduct harvesting at historic levels. It expects such curtailments to continue for the next several months. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Results of Operations--Preliminary 1999 Results."

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

          In addition, Pacific Lumber owns and operates a modern 25-megawatt cogeneration power plant which is fueled almost entirely by the wood residue from Pacific Lumber's milling and finishing operations. This power plant generates substantially all of the energy requirements of Scotia, California, the town adjacent to Pacific Lumber's timberlands where several of its manufacturing facilities are located. Pacific Lumber sells surplus power to Pacific Gas and Electric Company. In 1998, the sale of surplus power accounted for approximately 2% of Pacific Lumber's total revenues.

          Products
          The following table sets forth the distribution of Pacific Lumber's lumber production (on a net board foot basis) and revenues by product line:


                              YEAR ENDED DECEMBER 31, 1998              YEAR ENDED DECEMBER 31, 1997
                       ----------------------------------------  ----------------------------------------
                         % OF TOTAL                                % OF TOTAL
                           LUMBER      % OF TOTAL                    LUMBER      % OF TOTAL
                         PRODUCTION      LUMBER      % OF TOTAL    PRODUCTION      LUMBER      % OF TOTAL
       PRODUCT             VOLUME       REVENUES      REVENUES       VOLUME       REVENUES      REVENUES
                       ------------  ------------  ------------  ------------  ------------  ------------
Upper grade redwood
     lumber                     14%           35%           29%           12%           34%           29%
Common grade redwood
     lumber                     58%           49%           41%           55%           42%           35%
                       ------------  ------------                ------------  ------------  ------------
     Total redwood
          lumber                72%           84%           70%           67%           76%           64%
                       ------------  ------------  ------------  ------------  ------------  ------------
Upper grade Douglas-
     fir lumber                  3%            5%            4%            4%            6%            5%
Common grade Douglas-
     fir lumber                 22%           10%            8%           25%           16%           13%
                       ------------  ------------  ------------  ------------  ------------  ------------
     Total Douglas-
          fir lumber            25%           15%           12%           29%           22%           18%
                       ------------  ------------  ------------  ------------  ------------  ------------
Other grades of
     lumber                      3%            1%            1%            4%            2%            2%
                       ------------  ------------  ------------  ------------  ------------  ------------
          Total lumber         100%          100%           83%          100%          100%           84%
                       ============  ============  ============  ============  ============  ============

Logs                                                         6%                                        7%
                                                   ============                              ============

Hardwood chips                                               3%                                        3%
Softwood chips                                               3%                                        4%
                                                   ------------                              ------------
     Total wood chips                                        6%                                        7%
                                                   ============                              ============


          Lumber. In 1998, Pacific Lumber sold approximately 252 million board feet of lumber (including 5.0 million of intersegment sales to Britt), which accounted for approximately 83% of Pacific Lumber's total revenues. Lumber products vary greatly by the species and quality of the timber from which it is produced. Lumber is sold not only by grade (such as "upper" grade versus "common" grade), but also by board size and the drying process associated with the lumber.

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

          Upper grade redwood lumber, which is derived primarily from large diameter logs and is characterized by an absence of knots and other defects, is used primarily in distinctive interior and exterior applications. The overall supply of upper grade lumber has been diminishing due to increasing environmental and regulatory restrictions and other factors. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Background." Common grade redwood lumber, Pacific Lumber's largest volume product, has many of the same aesthetic and structural qualities of redwood uppers, but has some knots, sapwood and a coarser grain. Such lumber is commonly used for construction purposes, including outdoor structures such as decks, hot tubs and fencing.

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

          Logs. Pacific Lumber currently sells certain logs that, due to their size or quality, cannot be efficiently processed by its mills into lumber. The majority of these logs are purchased by Britt. The balance are purchased by surrounding mills which do not own sufficient timberlands to support their mill operations. See "--Relationships with Scotia LLC and Britt" below. Except for the agreement with Britt described below, Pacific Lumber does not have any significant contractual relationships with third parties relating to the purchase of logs. Pacific Lumber has historically not purchased significant quantities of logs from third parties; however, Pacific Lumber may from time to time purchase logs from third parties for processing in its mills or for resale to third parties if, in the opinion of management, economic factors are advantageous to Pacific Lumber.

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

          Backlog and Seasonality
          Pacific Lumber's backlog of sales orders at December 31, 1998 and 1997 was approximately $16.8 and approximately $26.4 million, respectively, the substantial portion of which was delivered in the first quarter of the next fiscal year. The decline in the sales backlog from 1997 to 1998 was principally due to a diminished supply of THPs which reduced the volume of logs available for the production of lumber products. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Recent Operating Results." Pacific Lumber has historically experienced lower first quarter sales due largely to the general decline in construction-related activity during the winter months. As a result, Pacific Lumber's results in any one quarter are not necessarily indicative of results to be expected for the full year. The seasonality of Pacific Lumber's business is expected to become more pronounced because of the harvesting restrictions imposed by the Final Plans. See "--Regulatory and Environmental Factors and Headwaters
Agreement" and Item 7.   "Managements' Discussion and Analysis of Financial
Condition and Results of Operations--Background."

          Other
          The Company also derives revenues from a soil amendment operation and a concrete block manufacturing operation.

          Marketing
          The housing, construction and remodeling markets are the primary markets for Pacific Lumber's lumber products. Pacific Lumber's policy is to maintain a wide distribution of its products both geographically and in terms of the number of customers. Pacific Lumber sells its lumber products throughout the country to a variety of accounts, the large majority of which are wholesalers, followed by retailers, industrial users, exporters and manufacturers. Upper grades of redwood and Douglas-fir lumber are sold throughout the entire United States, as well as to export markets. Common grades of redwood lumber are sold principally west of the Mississippi River, with California accounting for approximately 55% of these sales in 1998. Common grades of Douglas-fir lumber are sold primarily in California. In 1998, Pacific Lumber had three customers which accounted for approximately 8%, 7% and 7%, respectively, of Pacific Lumber's total revenues. Exports of lumber accounted for approximately 4% of Pacific Lumber's total revenues in 1998. Pacific Lumber markets its products through its own sales staff which focuses primarily on domestic sales.

          Pacific Lumber actively follows trends in the housing, construction and remodeling markets in order to maintain an appropriate level of inventory and assortment of products. Due to its high quality products, competitive prices and long history, Pacific Lumber believes it has a strong degree of customer loyalty.

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

          Employees
          As of March 1, 1999, Pacific Lumber had approximately 1,250 employees, none of whom are covered by a collective bargaining agreement.

          Relationships with Scotia LLC and Britt
          Scotia LLC succeeded by merger to substantially all of the business and operations of Pacific Lumber's wholly owned subsidiary, Scotia Pacific Holding Company, a Delaware corporation ("SCOTIA PACIFIC"), effective as of July 20, 1998 (the "CLOSING DATE"). Effective with the Closing Date, Scotia LLC acquired Scotia Pacific's forestry department. Scotia LLC's foresters, wildlife and fisheries biologists, geologists and other personnel are responsible for providing a number of forest stewardship techniques, including protecting the timber located on the Scotia LLC Timberlands from forest fires, erosion, insects and other damage, overseeing reforestation activities and monitoring environmental and regulatory compliance. Scotia LLC's personnel are also responsible for preparing THPs and updating the information contained in the GIS. See "-- Harvesting Practices" above for a description of the GIS updating process and the THP preparation process.

          Prior to consummation of the Offering, Scotia Pacific and Pacific Lumber were party to several agreements between themselves, including a Master Purchase Agreement, a Services Agreement, an Additional Services Agreement, an Environmental Indemnification Agreement and a Reciprocal Rights Agreement. On the Closing Date, Scotia LLC entered into a New Master Purchase Agreement with Pacific Lumber (the "NEW MASTER PURCHASE AGREEMENT") which governs the sale to Pacific Lumber of logs harvested from the Scotia LLC Timberlands. As Pacific Lumber purchases logs from Scotia LLC pursuant to the New Master Purchase Agreement, Pacific Lumber is responsible, at its own expense, for harvesting and removing the standing Scotia LLC Timber covered by approved THPs, and the purchase price is therefore based upon "stumpage prices." Title to, and the obligation to pay for, harvested logs does not pass to Pacific Lumber until the logs are transported to Pacific Lumber's log decks and measured. The New Master Purchase Agreement generally contemplates that all sales of logs by Scotia LLC to Pacific Lumber will be at a price which equals or exceeds the applicable SBE Price. The New Master Purchase Agreement defines the "SBE PRICE" for any species and category of timber as the stumpage price for such species and category, as set forth in the most recent "Harvest Value Schedule" (or any successor publication) published by the California State Board of Equalization (or any successor agency) applicable to the timber sold during the period covered by such Harvest Value Schedule. Harvest Value Schedules are published twice a year for purposes of computing a yield tax imposed on timber harvested between January 1 through June 30 and July 1 through December 31. SBE Prices are not necessarily representative of actual prices that would be realized from unrelated parties at subsequent dates.

          After obtaining an approved THP, Scotia LLC offers for sale the logs to be harvested pursuant to such THP. While Scotia LLC may sell logs to third parties, it derives substantially all of its revenue from the sale of logs to Pacific Lumber pursuant to the New Master Purchase Agreement. Each sale of logs by Scotia LLC to Pacific Lumber is made pursuant to a separate log purchase agreement that relates to the Scotia LLC Timber covered by an approved THP and incorporates the provisions of the New Master Purchase Agreement. Each such log purchase agreement provides for the sale to Pacific Lumber of the logs harvested from the Scotia LLC Timber covered by such THP and generally constitutes an exclusive agreement with respect to the timber covered thereby, subject to certain limited exceptions. However, the timing and amount of log purchases by Pacific Lumber will be affected by factors outside the control of Scotia LLC, including regulatory and environmental factors, the financial condition of Pacific Lumber, Pacific Lumber's own supply of timber and its ability to harvest such timber, and the supply and demand for lumber products (which, in turn, will be influenced by demand in the housing, construction and remodeling industries).

          Scotia LLC continues to rely on Pacific Lumber to provide operational, management and related services not performed by its own employees with respect to the Scotia LLC Timberlands pursuant to a New Services Agreement (the "NEW SERVICES AGREEMENT"). The services under the New Services Agreement include the furnishing of all equipment, personnel and expertise not within Scotia LLC's possession and reasonably necessary for the operation and maintenance of the Scotia LLC Timberlands and the Scotia LLC Timber as well as timber management techniques designed to supplement the natural regeneration of, and increase the amount of, Scotia
LLC Timber.   Pacific Lumber is required to provide all services under the
New Services Agreement in a manner consistent in all material respects with prudent business practices which, in the reasonable judgment of Pacific Lumber (a) are consistent with then current applicable industry standards and (b) are in compliance in all material respects with all applicable timber laws. As compensation for the services provided by Pacific Lumber pursuant to the New Services Agreement, Scotia LLC pays Pacific Lumber a services fee ("SERVICES FEE") which is adjusted each year based on a specified government index relating to wood products and reimburses Pacific Lumber for the cost of constructing, rehabilitating and maintaining roads, and performing reforestation services, on the Scotia LLC Timberlands, as determined in accordance with generally accepted accounting principles. Certain of such reimbursable expenses are expected to vary in relation to the amount of timber to be harvested in any given period.

          On the Closing Date, Scotia LLC and Pacific Lumber also entered into a New Additional Services Agreement (the "NEW ADDITIONAL SERVICES AGREEMENT") pursuant to which Scotia LLC provides certain services to Pacific Lumber. Services include (a) assisting Pacific Lumber to operate, maintain and harvest its own timber properties, (b) updating and providing access to the GIS with respect to information concerning Pacific Lumber's own timber properties and (c) assisting Pacific Lumber with its statutory and regulatory compliance. Pacific Lumber pays Scotia LLC a fee for such services equal to the actual cost of providing such services, as determined in accordance with generally accepted accounting principles.

          On the Closing Date, Scotia LLC, Pacific Lumber and Salmon Creek also entered into a New Reciprocal Rights Agreement whereby, among other things, the parties granted to each other certain reciprocal rights of egress and ingress through their respective properties in connection with the operation and maintenance of such properties and their respective businesses. In addition, on the Closing Date, Pacific Lumber entered into a New Environmental Indemnification Agreement with Scotia LLC (the "NEW ENVIRONMENTAL INDEMNIFICATION AGREEMENT"), pursuant to which Pacific Lumber agreed to indemnify Scotia LLC from and against certain present and future liabilities arising with respect to hazardous materials, hazardous materials contamination or disposal sites, or under environmental laws with respect to the Scotia LLC Timberlands. In particular, Pacific Lumber is liable with respect to any contamination which occurred on the Scotia LLC Timberlands prior to the date of the agreement.

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

          Marketing
          In 1998, Britt sold approximately 86 million board feet of lumber products to approximately 57 different customers. Over one-half of its 1998 lumber sales were in California. The remainder of its 1998 sales were in ten other western states. In 1998, Britt had four customers which accounted for 23%, 20%, 12% and 11%, respectively, of Britt's total sales. Britt markets its products through its own salesmen to a variety of customers, including distribution centers, industrial remanufacturers, wholesalers and retailers.

          Britt's backlog of sales orders at December 31, 1998 and 1997 was approximately $3.2 million and $5.4 million, respectively, the substantial portion of which was delivered in the first quarter of the next fiscal year.

          Facilities and Employees
          Britt's manufacturing operations are conducted on 12 acres of land, 10 acres of which are leased on a long-term fixed-price basis from an unrelated third party. Production is conducted in a 46,000 square foot mill. An 18-acre log sorting and storage yard is located one quarter of a mile away. The mill was constructed in 1980, and capital expenditures to enhance its output and efficiency are made periodically. Britt's (single shift) mill capacity, assuming 40 production hours per week, is estimated at 37.4 million board feet of fencing products per year. As of March 1, 1999, Britt employed approximately 130 people, none of whom are covered by a collective bargaining agreement.

          Competition
          Management estimates that Britt accounted for approximately one-third of the total redwood fence market in 1998. Britt competes primarily with the northern California mills of Georgia Pacific, Eel River and Redwood Empire.

     REGULATORY AND ENVIRONMENTAL FACTORS AND HEADWATERS AGREEMENT

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" in this section for cautionary information with respect to such forward-looking statements.

          General
          Pacific Lumber's business is subject to a variety of California and federal laws and regulations dealing with timber harvesting, threatened and endangered species and habitat for such species, and air and water quality. Compliance with such laws and regulations plays a significant role in Pacific Lumber's business. The California Forest Practice Act (the "FOREST PRACTICE ACT") and related regulations adopted by the California Board of Forestry (the "BOF") set forth detailed requirements for the conduct of timber harvesting operations in California. These requirements include the obligation of timber companies to prepare, and obtain regulatory approval of, detailed THPs containing information with respect to areas proposed to be harvested (see "--Pacific Lumber Operations-- Harvesting Practices" above). As described further below, California law also requires large timber companies submitting THPs to demonstrate that their proposed timber operations will not decrease the sustainable productivity of their timberlands, including through review and approval by the CDF, an SYP establishing an LTSY for its timberlands. The federal Endangered Species Act (the "ESA") and California Endangered Species Act (the "CESA") provide in general for the protection and conservation of specifically listed wildlife species and plants which have been declared to be endangered or threatened. These laws generally prohibit certain adverse impacts on such species (referred to as a "take"), except for incidental takes pursuant to otherwise lawful activities which do not jeopardize the continued existence of the affected species and which are made in
accordance with an approved HCP and related incidental take permit.   An
HCP, among other things, analyzes the potential impact of the incidental take of species and specifies measures to monitor, minimize and mitigate such impact. The operations of Pacific Lumber are also subject to the California Environmental Quality Act (the "CEQA"), which provides for protection of the state's air and water quality and wildlife, and the California Water Quality Act and Federal Clean Water Act, which require that Pacific Lumber conduct its operations so as to reasonably protect the water quality of nearby rivers and streams.

          Compliance with such laws, regulations and judicial and administrative interpretations, together with other regulatory and environmental matters, have resulted in restrictions on the geographic scope and timing of Pacific Lumber's timber operations, increased operational costs and engendered litigation and other challenges to Pacific
Lumber's operations.   The designation of a species as endangered or
threatened under the ESA or the CESA can significantly affect Pacific Lumber's business if that species inhabits the Scotia LLC Timberlands. The northern spotted owl, the marbled murrelet and the coho salmon are species the designation of which has the potential to significantly impact Pacific Lumber's business. In the absence of an approved HCP and incidental take permits, Pacific Lumber has been required to operate on a "no-take" basis with respect to these species. Prior to 1998, these matters had not had a significant adverse effect on Pacific Lumber's financial position, results of operations or liquidity. However, Pacific Lumber's 1998 results of operations were adversely affected by certain regulatory and environmental matters, including during the second half of 1998 the absence of a sufficient number of available THPs to enable Pacific Lumber to conduct its operations at historic levels.

          Consummation of the Headwaters Agreement
          In September 1996, Pacific Lumber and MAXXAM entered into the Headwaters Agreement with the United States and California that provided the framework for the acquisition by the United States and California of the Headwaters Timberlands owned by the Companies. A substantial portion of the Headwaters Timberlands consists of virgin old growth timberlands. Consummation of the Headwaters Agreement was conditioned upon, among other things (i) federal and state funding, (ii) state approval of an SYP, (iii) federal approval of an HCP designed to monitor and mitigate the incidental take of species in connection with harvesting operations, (iv) the issuance of incidental take permits which allow for "incidental takes" of threatened or endangered species which do not jeopardize their continued existence,
(v) acquisition of the Elk River Timberlands and (vi) tax closing agreements satisfactory to MAXXAM and Pacific Lumber.

          In November 1997, President Clinton signed an appropriations bill which authorized the expenditure of $250 million of federal funds toward consummation of the Headwaters Agreement. In July 1998, the Companies released a draft multi-species habitat conservation plan ("MULTI-SPECIES HCP") and draft SYP (the Multi-Species HCP, together with the SYP, the "COMBINED PLAN") for the purpose of public review and comment. The Combined Plan provided for, among other things, certain measures designed to protect habitat for the marbled murrelet, a coastal seabird, and the northern spotted owl, and required a specified watershed analysis process designed to result in site specific protective zones for fish and other wildlife being established on Pacific Lumber's LLC Timberlands.

          In September 1998, California Governor Wilson signed a bill (the "CALIFORNIA HEADWATERS BILL") which, among other things, appropriated $130 million toward consummation of the Headwaters Agreement, and authorized the expenditure of up to $80 million toward the acquisition at fair market value of Scotia LLC's Owl Creek grove. The bill also provided that if any portion of the $80 million remained after purchase of the Owl Creek grove, it could be used to purchase certain other timberlands. Other provisions of the California Headwaters Bill authorized the expenditure of up to $20 million for the purchase of a portion of the Grizzly Creek grove, in which the timber is owned by Pacific Lumber and the land is owned by Scotia LLC. The California Headwaters Bill also contained provisions requiring the inclusion of additional environmentally focused provisions in the final version of the Combined Plan, including establishing wider interim streamside "no-cut" buffers (while the watershed analysis process referred to below is being completed) than provided for in the Combined Plan, imposing minimum and maximum "no-cut" buffers upon the completion of the watershed analysis process and designating the Owl Creek grove as a marbled murrelet conservation area.

          Beginning in December 1998, following the conclusion of the public review and comment period, federal and state regulatory agencies began to propose changes to the Combined Plan. These proposals, together with the California Headwaters Bill, sought to impose more stringent restrictions and requirements, reducing the amount of timber that could be harvested as compared to the amount contemplated by the Combined Plan. As a result, on December 17, 1998, Pacific Lumber announced that its negotiations with the regulatory agencies regarding these proposed revisions had not produced agreement on a Multi-Species HCP, as Pacific Lumber and Scotia LLC could not agree to certain of the proposed revisions and continue to operate effectively. Negotiations continued through December without the parties reaching an agreement, and on December 31, 1998, Pacific Lumber announced that it could not concur with the terms of the then-current agency proposals until it had received a copy of the Final HCP and Final SYP, and it could review and analyze the Final Plans. On January 22, 1999, the federal and state agencies published the Final Plans, which included a revised Multi-Species HCP containing many of the restrictions to which Pacific Lumber had previously objected and certain other new restrictions not agreed to by Pacific Lumber and Scotia LLC.

          On February 16, 1999, Pacific Lumber and Scotia LLC filed with the CDF certain information regarding the Final Plans and estimates of sustained yield harvest and economic impacts based on various scenarios giving effect to the new proposed restrictions (the "CDF FILING"). Pacific Lumber stated in the CDF Filing that, based on its computer modeled estimates, minimum average annual harvest levels of 210 million board feet of softwoods during the first decade were needed in order to generate income and cash flows to meet interest and capital expenditure obligations; to provide a minimum basis upon which to plan, adjust budget and conduct future operations so as to meet financial obligations and avoid additional layoffs, mill closings and customer supply disruptions; and to satisfy its other obligations to employees, customers and creditors. On February 25, 1999, the CDF delivered a letter to Pacific Lumber that in effect interpreted the Final HCP to limit Pacific Lumber's projected average annual harvest levels during the first decade to approximately 137 million board feet of softwoods. On February 26, 1999, Pacific Lumber announced that it could not proceed to consummate the Headwaters Agreement based on these projected harvest levels and other factors.

          On March 1, 1999, the CDF delivered a superseding letter to Pacific Lumber approving the Final SYP and stating that, based upon further analysis and information, Pacific Lumber's projected base average annual harvest level during the first decade, consistent with the Final HCP, could be approximately 179 million board feet of softwoods (not including timber harvestable from the additional timber property which Scotia LLC had purchased since the issuance of the Timber Notes ("ADDITIONAL TIMBER PROPERTY") or other potential increases in harvest level). Further, on the same date, the Company received written clarification from the federal and state wildlife agencies that, among other things, the adaptive management provision in the Final HCP would be implemented on a timely and efficient basis, and in a manner that would be both biologically and economically sound. See "--The Final Plans."

          After consideration of all relevant factors, Pacific Lumber and Scotia LLC consummated the transactions contemplated by the Headwaters Agreement, and in consideration of the transfer of the Headwaters Timberlands, the United States and California paid $300 million, of which Salmon Creek received $299,850,000 (prior to payment of approximately $125,000 of related closing costs) and Scotia LLC received $150,000, and the United States and California transferred to Pacific Lumber approximately 7,700 acres of the Elk River Timberlands. California also entered into agreements with Scotia LLC and Pacific Lumber to purchase the Owl Creek grove and a portion of the Grizzly Creek grove, respectively. Further, in response to uncertainties regarding the potential impact of the consummation of the Headwaters Agreement on the Timber Notes, Salmon Creek deposited $285 million (representing all of its cash proceeds from the sale of the Headwaters Timberlands, net of estimated costs associated with the negotiation and consummation of the Headwaters Agreement), in an escrow account to be made available, while so held, as necessary to support the Timber Notes, and to be released only under certain circumstances. See "-- Escrow Agreement."

          The Final Plans
          The Final Plans were also completed in connection with the consummation of the Headwaters Agreement. The Final HCP provides for the issuance by state and federal regulatory agencies of the incidental take permits ("PERMITS") with respect to certain threatened, endangered and other species found on Pacific Lumber's timberlands over the 50 year term of the Final HCP. The Permits issued under the Final HCP allow incidental takes of 17 different species covered by the Final HCP, including the coho salmon, the marbled murrelet, the northern spotted owl and the steelhead trout.

          The Final HCP has modified certain provisions of the Combined Plan proposed in July 1998 and includes other provisions contemplated by the California Headwaters Bill. Among other things, it no longer covers 19 of the species which were included in the Combined Plan. The Final HCP also increased the size of certain areas to be set aside as marbled murrelet conservation areas, and adopted wider interim streamside "no cut" buffers as contemplated by the California Headwaters Bill. Pending completion of the watershed analysis, the Final HCP also provides for "no cut" buffers adjacent to certain intermittent watercourses on Pacific Lumber's timberlands that flow only in response to significant precipitation. Pacific Lumber has not completed its analysis of the location of all of the intermittent streams on its property. The areas set aside for streamside buffers may be adjusted up or down, subject to certain minimum and maximum buffers, based upon the watershed analysis process, which the Final HCP requires be completed within five years of its effective date. The watershed analysis will also be reassessed every five years.

          The Final HCP also imposes certain restrictions on the use of roads on the timberlands covered by the Final HCP (the "COVERED LANDS") during several months of the year and during periods of wet weather, except for certain limited situations. These restrictions may restrict operations on the Covered Lands so that many harvesting activities could generally only be carried out from June through October of any particular harvest year, and then only if wet weather conditions do not exist. However, Pacific Lumber anticipates that some harvesting will be able to be conducted during the other months. The Final HCP also requires the Companies to stormproof 75 miles of roads on the Covered Lands on an annual basis, and also to build and repair certain roads. The Final HCP requires the stormproofing to be done between May 2 and October 14 of each year, while the road building and repair is to be accomplished between June 2 and October 14 of each year. The road stormproofing, building and repair is also required to be suspended if certain wet weather conditions exist.

          The Final HCP contains an adaptive management provision, which various regulatory agencies have clarified will be implemented on a timely and efficient basis, and in a manner which will be both biologically and economically sound. This provision allows the Companies to propose changes that are consistent with the California Agreement (as defined below) to any of the Final HCP prescriptions based on, among other things, certain economic considerations. The regulatory agencies have also clarified that in applying this adaptive management provision, to the extent the changes proposed by Pacific Lumber do not result in the jeopardy of a particular species, the regulatory agencies will consider the practicality of the suggested changes, including the cost to Pacific Lumber and economic feasibility and viability.

          Implementing Agreements
          In connection with consummation of the Headwaters Agreement, the Companies entered into several implementing agreements, including an Implementation Agreement with Regard to Habitat Conservation Plan (the "IMPLEMENTATION AGREEMENT") among the Companies and National Marine Fisheries Service ("NMFS"), U.S. Fish and Wildlife Service ("USFWS"), California Department of Fish and Game ("CDFG") and the CDF (the "AGENCIES") to effectuate the Final HCP. Pursuant to the Implementation Agreement, NMFS, USFWS and CDFG found that the Final HCP met all applicable regulatory requirements and authorized the issuance of the Permits. Each new THP on the Covered Lands to be submitted by Pacific Lumber or Scotia LLC is required to incorporate the provisions of the Final HCP. Timber harvesting and certain other specified activities detrimental to the marbled murrelet are prohibited for the life of the Permits in all of the marbled murrelet conservation areas. Such activities are prohibited in the Grizzly Creek grove for an initial five-year period to allow an opportunity for a portion of the grove to be purchased. Timber harvesting and certain other specified activities may take place in the Grizzly Creek grove after the initial five-year period unless USFWS or CDFG, in conjunction with analysis from a scientific panel, make certain determinations under the ESA and CESA regarding the effect on the marbled murrelet of these activities. If USFWS or CDFG make such a determination, the Grizzly Creek grove is required to be managed as a marbled murrelet conservation area.

          Under the Implementation Agreement, the Companies are required to expend such funds as may be necessary to fulfill each of their obligations under the Final HCP and to post $2 million security to help secure certain of their obligations under the Final HCP, which amount is subject to an annual inflation index and is increased by the amount of any liquidated damages the Companies are required to pay to California in the prior year pursuant to the California Agreement. The Companies are also required to fund an independent third party to monitor compliance with the Final HCP.

          The Implementation Agreement permits the Companies to add up to 25,000 acres to the Final HCP so long as various conditions are satisfied, including that the acreage to be added must be situated within one mile of the main contiguous portion of the Covered Lands, which are defined in the Implementation Agreement generally to include all timberlands owned by the Companies on the date of the Implementation Agreement. The Implementation Agreement provides that the Companies may relinquish the Permits; provided that in the event of a relinquishment or revocation of the Permits, the Companies must fully mitigate for the take of species that has occurred prior to the relinquishment or revocation. The extent of the full mitigation that would be required depends on a variety of circumstances. If it is determined that the Companies must so mitigate for the prior take of species, the Companies are required to execute a binding covenant running with the land, in form and content satisfactory to the Agencies, setting forth such commitment.

          The Companies also entered into a separate agreement regarding enforcement of the California Headwaters Bill (the "CALIFORNIA AGREEMENT") with the California Resources Agency, CDFG, the CDF and the California Wildlife Conservation Board ("CWCB"). The California Agreement, among other things, provides that the Companies shall not undertake any timber harvesting detrimental to the marbled murrelet in conservation areas totaling approximately 7,700 acres for 50 years from the effective date of the California Agreement. Pursuant to the requirements of the California Agreement, the terms and conditions of the California Agreement were recorded at closing as terms and conditions against the Covered Lands, to bind the Company and its successors and assigns for a term of 50 years. The California Agreement further provides for various remedies in the event of a breach of the agreement, the Final HCP, the Implementation Agreement, the California Permit, the California Headwaters Bill or any THP, including the issuance of written stop orders with respect to specified harmful activities, and liquidated damages for various breaches.

          The California Agreement also provides that the Companies are liable to the state for the reasonable costs of mitigation or similar work performed by California as a "self-help" remedy in certain circumstances. The Companies are also required to reimburse California for monitoring for compliance with the agreement and to allow for inspection of timber harvesting activities. The Companies are also required to post $2 million security under the California Agreement (which is the same $2 million required, as described above, under the Implementation Agreement). The California Agreement also provides that it may not be amended unless, among other things, certain California academic officials and a panel of scientists have found the proposed amendment to be consistent with the ESA, the Final HCP and the California Headwaters Bill.

          Owl Creek and Grizzly Creek Agreements
          The California Headwaters Bill appropriated up to $80 million toward the purchase of the Owl Creek grove and up to an additional $20 million toward the purchase of a portion (as specified by California) of the Grizzly Creek grove. In connection with the consummation of the Headwaters Agreement, California entered into agreements with respect to the future purchase of the Owl Creek grove (the "OWL CREEK AGREEMENT") and a portion of the Grizzly Creek grove (the "GRIZZLY CREEK AGREEMENT").

          Under the Owl Creek Agreement, Scotia LLC agreed to sell the Owl Creek grove to the state of California for consideration consisting of the lesser of the appraised fair market value or $79.65 million. The state may pay the consideration for the Owl Creek grove to Scotia LLC in cash or, at the state's option, 25% in cash and the balance in three equal annual installments without interest. Should Scotia LLC disagree with the methodology of the appraisal or its application, or if the fair market value determined under the appraisal is less than $79.65 million, Scotia LLC would have the right to terminate the Owl Creek Agreement. California must purchase the Owl Creek grove by the later of the state's fiscal year immediately following the fiscal year in which the state purchases the Grizzly Creek property, or June 30, 2001. Consummation of the purchase transaction under the Owl Creek Agreement is also subject to typical real
estate  title and other closing conditions.   The California Headwaters
Bill provides that the appraisal methodology, at the Scotia LLC's option, may assume the issuance of various permits and approvals with respect to the Owl Creek grove, including the Permits.

          With respect to the potential future Grizzly Creek sale, Pacific Lumber and the CWCB agreed that Pacific Lumber would transfer a portion of the Grizzly Creek grove to the state of California at a purchase price not to exceed $19.85 million. Pacific Lumber has furnished a list of licensed appraisers to California, and the state is to select an appraiser from this list to determine the fair market value of the property, with Pacific Lumber having the right to terminate the agreement if it reasonably disagrees with the methodology employed with respect to the appraisal or in the application of such methodology. The Grizzly Creek Agreement provides that California must purchase a portion of the Grizzly Creek grove by no later than October 31, 2000. Consummation of the purchase transaction under the Grizzly Creek Agreement is also subject to typical real estate title and other closing conditions. Also pursuant to the terms of the Grizzly Creek Agreement, Pacific Lumber granted the state of California a five-year option to purchase, at fair market value, additional property within the Grizzly Creek grove. The net proceeds of the sale of the Grizzly Creek property will be placed in escrow (on the same basis as the net proceeds of the sale of the Headwaters Timberlands) unless, at the time of receipt of such proceeds, funds are no longer on deposit under the Escrow Agreement. See "--Escrow Agreement and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Financial Condition and Investing and Financing Activities."

          Water Quality
          Under the Federal Clean Water Act, the Environmental Protection Agency (the "EPA") is required to establish total maximum daily load limits ("TMDLS") in water courses that have been declared to be "water quality impaired." The EPA and the North Coast Regional Water Quality Control Board ("NCRWQCB") are in the process of establishing TMDL limits for seventeen northern California rivers and certain of their tributaries, including certain water courses that flow within the Scotia LLC Timberlands. As part of this process, the EPA and the NCRWQCB are expected to submit the TMDL requirements on the Scotia LLC Timberlands for public review and comment. Following the comment period, the NCRWQCB would finalize the TMDL requirements applicable to the Scotia LLC Timberlands, which may require aquatic measures that are different from or in addition to the prescriptions to be developed pursuant to the watershed analysis process contained in the Final HCP.

          Impact of Future Legislation
          Laws, regulations and related judicial decisions and administrative interpretations dealing with Pacific Lumber's business are subject to change and new laws and regulations are frequently introduced concerning the California timber industry. From time to time, bills are introduced in the California legislature and the U.S. Congress which relate to the business of Pacific Lumber, including the protection and acquisition of old growth and other timberlands, threatened and endangered species, environmental protection, air and water quality and the restriction, regulation and administration of timber harvesting practices. In addition to existing and possible new or modified statutory enactments, regulatory requirements and administrative and legal actions, the California timber industry remains subject to potential California or local ballot initiatives and evolving federal and California case law which could affect timber harvesting practices. It is not possible to assess the effect of such future legislative, judicial and administrative events on Pacific Lumber or its business.

          Timber Operator's License
          On February 26, 1999, the CDF issued Pacific Lumber a conditional TOL for calendar year 1999. The 1999 TOL requires, among other things, that harvesting under approved THPs by Pacific Lumber, Scotia LLC and their contractors will be governed by limitations that require non-emergency road use activities to cease under certain wet weather conditions. See Item 3. "Legal Proceedings--Timber Operator's License."

          Escrow Agreement
          As a result of the sale of the Headwaters Timberlands, Salmon Creek received proceeds of $299,850,000 in cash, prior to payment of closing costs and expenses. Pursuant to an Escrow Agreement entered into among Salmon Creek, Pacific Lumber and Citibank, N.A. (the "ESCROW AGENT"), Salmon Creek has deposited approximately $285 million of such proceeds into a restricted account (the "ESCROWED FUNDS"), which Escrowed Funds will be made available, while so held in escrow, as necessary to support the Timber Notes with the balance of approximately $15 million to be retained to defray expenses in connection with negotiation and consummation of the Headwaters Agreement. In the event that the expenses in connection with the negotiation and consummation of the Headwaters Agreement are less than $15 million, the remaining unused portion of the $15 million estimated expense amount is to be added to the Escrowed Funds. The net proceeds of the sale of a portion of the Grizzly Creek grove will also be placed in escrow (on the same basis as the net proceeds of the sale of the Headwaters Timberlands) unless, at the time of receipt of such proceeds, funds are no longer on deposit under the Escrow Agreement. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Financial Condition and Investing and Financing Activities" for information regarding the circumstances under which the Escrowed Funds can be released.

ALUMINUM OPERATIONS

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" for cautionary information with respect to such forward-looking statements.

     GENERAL

          The Company owns 27,938,250 shares of the common stock of Kaiser, representing a 35.3% interest in Kaiser. Kaiser operates in all principal aspects of the aluminum industry through its wholly owned subsidiary, Kaiser Aluminum & Chemical Corporation ("KACC")--the mining of bauxite, the refining of bauxite into alumina, the production of primary aluminum from alumina, and the manufacture of fabricated (including semi-fabricated) aluminum products. In addition to the production utilized by Kaiser in its operations, Kaiser sells significant amounts of alumina and primary aluminum in domestic and international markets. The following table sets forth total shipments and intersegment transfers of Kaiser's alumina, primary aluminum, and fabricated aluminum operations:



                                                      YEARS ENDED DECEMBER 31,
                                             ----------------------------------------
                                                  1998          1997          1996
                                             ------------  ------------  ------------
                                                     (IN THOUSANDS OF TONS(1))
Alumina:
          Shipments to Third Parties              2,250.0       1,929.8       2,073.7
          Intersegment Transfers                    750.7         968.0         912.4
Primary Aluminum:
          Shipments to Third Parties                263.2         327.9         355.6
          Intersegment Transfers                    162.8         164.2         128.3
Flat-Rolled Products:
          Shipments to Third Parties                235.6         247.9         204.8
Engineered Products:
          Shipments to Third Parties                169.4         152.1         122.3



---------------
(1) Tons in this section of this Report refer to metric tons of 2,204.6 pounds.


     SENSITIVITY TO PRICES AND HEDGING PROGRAMS

          Kaiser's earnings are sensitive to changes in the prices of alumina, primary aluminum and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold and on Kaiser's hedging strategies. Primary aluminum prices have historically been subject to significant cyclical price fluctuations. Alumina prices, as well as fabricated aluminum product prices (which vary considerably among products), are significantly influenced by changes in the price of primary aluminum, and generally lag behind primary aluminum prices. Since 1993, the Average Midwest United States transaction price (the "AMT PRICE") for primary aluminum has ranged from approximately $.50 to $1.00 per pound. During 1998, the AMT Price per pound of primary aluminum declined during the year, beginning the year in the $.70 to $.75 range and ending the year in the low $.60 range. Subsequent to 1998, the AMT Price continued to decline, and at February 26, 1999, the AMT Price was approximately $.58 per pound. Alumina prices as well as fabricated aluminum product prices (which vary considerably among products) are significantly influenced by changes in the price of primary aluminum and generally lag behind primary aluminum prices. From time to time in the ordinary course of business Kaiser enters into hedging transactions to provide price risk management in respect of its net exposure resulting from (i) anticipated sales of alumina, primary aluminum, and fabricated aluminum products, less (ii) expected purchases of certain items, such as aluminum scrap, rolling ingot, and bauxite, whose prices fluctuate with the price of primary aluminum. Forward sales contracts are used by Kaiser to effectively lock-in or fix the price that KACC will receive for its shipments. Kaiser also uses option contracts (i) to establish a minimum price for its product shipments, (ii) to establish a "collar" or range of prices for its anticipated sales, and/or (iii) to permit Kaiser to realize possible upside price movements. See Item 7A. "Quantitative and Qualitative Disclosures About Market Risk."

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

          Bauxite and Alumina
          The following table lists Kaiser's bauxite mining and alumina refining facilities as of December 31, 1998:



                                                                      ANNUAL
                                                                    PRODUCTION      TOTAL
                                                                     CAPACITY       ANNUAL
                                                       COMPANY     AVAILABLE TO   PRODUCTION
        ACTIVITY           FACILITY      LOCATION     OWNERSHIP    THE COMPANY     CAPACITY
----------------------  ------------  ------------  ------------  ------------  ------------
                                                                      (THOUSANDS OF TONS)
Bauxite Mining          KJBC(1)       Jamaica            49.0%         4,500.0       4,500.0
                        Alpart(2)     Jamaica            65.0%         2,275.0       3,500.0
                                                                  ------------  ------------
                                                                       6,775.0       8,000.0
                                                                  ============  ============

Alumina Refining        Gramercy      Louisiana         100.0%         1,050.0       1,050.0
                        Alpart        Jamaica            65.0%           942.5       1,450.0
                        QAL(3)        Australia          28.3%         1,033.0       3,650.0
                                                                  ------------  ------------
                                                                       3,025.5       6,150.0
                                                                  ============  ============


---------------
(1) Although Kaiser owns 49% of Kaiser Jamaica Bauxite Company ("KJBC"), it has the right to receive all of such entity's output.
(2) Alumina Partners of Jamaica ("ALPART") bauxite is refined into alumina at the Alpart refinery.
(3)  Queensland Alumina Limited ("QAL").


          Primary Aluminum Products
          The following table lists Kaiser's primary aluminum smelting Facilities as of December 31, 1998:



                                                            ANNUAL
                                                             RATED         TOTAL
                                                            CAPACITY       ANNUAL         1998
                                              COMPANY     AVAILABLE TO     RATED       OPERATING
          LOCATION              FACILITY     OWNERSHIP    THE COMPANY     CAPACITY        RATE
---------------------------  ------------  ------------  ------------  ------------  ------------
                                                             (THOUSANDS OF TONS)
Domestic
          Washington         Mead                100%           200.0         200.0        103%
          Washington         Tacoma              100%            73.0          73.0         94%
                                                         ------------  ------------
               Subtotal                                         273.0         273.0
                                                         ------------  ------------
International
          Ghana              Valco(1)             90%           180.0         200.0         25%
          Wales, United      Anglesey(2)          49%            66.2         135.0        120%
               Kingdom                                   ------------  ------------
               Subtotal                                         246.2         335.0
                                                         ------------  ------------

               Total                                            519.2         608.0
                                                         ============  ============



------------------------------
(1)  Valco Aluminium Company Limited ("Valco")
(2)  Anglesey Aluminium Limited ("Anglesey")


          Fabricated Aluminum Products
          Kaiser manufactures and markets fabricated aluminum products for the transportation, packaging, construction and consumer durables markets in the United States and abroad.

          Flat-rolled Products. The flat-rolled product business unit operates the Trentwood, Washington, rolling mill and the Micromill facility near Reno, Nevada. The Trentwood facility accounted for approximately 58% of Kaiser's 1998 fabricated aluminum products shipments. The business unit supplies the aerospace and general engineering markets (producing heat-treat products), the beverage container market (producing body, lid and tab stock) and the specialty coil markets (producing automotive brazing sheet, wheel, and tread products), both directly and through distributors.

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

          The engineered products business unit also operates forging facilities at Oxnard, California and Greenwood, South Carolina; a machine shop at Greenwood, South Carolina; and a casting facility in Canton, Ohio. Kaiser has agreed to sell the Canton, Ohio plant and has signed a letter of intent to sell to its partner its 50% interest in AKW L.P., a partnership which designs, manufactures and sells heavy-duty aluminum truck wheels.
The engineered components business unit is one of the largest producers of aluminum forgings in the United States and is a major supplier of high-quality forged parts to customers in the automotive, commercial vehicle and ordnance markets.

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

     ENVIRONMENTAL AND ASBESTOS CONTINGENCIES

          Kaiser and KACC are subject to a number of environmental laws, to fines or penalties assessed for alleged breaches of the environmental laws and regulations, and to claims and litigation based upon such laws. Based on Kaiser's evaluation of these and other environmental matters, Kaiser has established environmental accruals primarily related to potential solid
waste disposal and soil and groundwater remediation matters.   KACC is also
a defendant in a number of lawsuits in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with KACC or exposure to products containing asbestos produced or sold by KACC. See Note 8 to Kaiser's Consolidated Financial Statements (Exhibit 99.3 hereto) for further information.

     LABOR MATTERS

          Substantially all of KACC's hourly workforce at the Gramercy, Louisiana, alumina refinery, Mead and Tacoma, Washington, aluminum smelters, Trentwood, Washington, rolling mill, and Newark, Ohio, extrusion facility were covered by a master labor agreement with the United Steelworkers of America ("USWA") which expired on September 30, 1998. The parties did not reach an agreement prior to the expiration of the master agreement and the USWA chose to strike. In January 1999, Kaiser declined an offer by the USWA to have the striking workers return to work at the five plants without a new agreement. Kaiser imposed a lock-out to support its bargaining position and continues to operate the plants with salaried employees and other workers as it has since the strike began. Based on operating results to date, Kaiser believes that a significant business interruption will not occur.

          While Kaiser initially experienced an adverse strike-related impact on its profitability in the fourth quarter of 1998, Kaiser believes that KACC's operations at the affected facilities have been substantially stabilized and will be able to run at, or near, full capacity, and that the incremental costs associated with operating the affected plants during the dispute were eliminated or substantially reduced as of January 1999 (excluding the impacts of restart costs of certain potlines at the Mead and Tacoma smelters and the effect of market factors such as a continued market-related curtailment at the Tacoma smelter). However, no assurances can be given that KACC's efforts to run the plants on a sustained basis, without a significant business interruption or material adverse impact on Kaiser's operating results, will be successful.

     MISCELLANEOUS

          For further information concerning the business and financial condition of Kaiser, see Kaiser's Consolidated Financial Statements and the notes thereto (Exhibit 99.3 hereto), as well as Kaiser's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. Such Exhibit and Form 10-K are available at no charge by writing to the following address:
Kaiser Aluminum Corporation, Shareholder Services Department, 5847 San Felipe, Suite 2600, Houston, Texas 77057.


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

TIMBER HARVESTING LITIGATION

          On August 12, 1998, an action entitled Environmental Protection Information Center, Inc., Sierra Club v. Pacific Lumber, Scotia Pacific Holding Company, Salmon Creek Corporation (No. C 98-3129) (the "EPIC LAWSUIT") was filed in the United States District Court for the Northern District of California. The action relates to a number of Scotia LLC's THPs. The plaintiffs allege that certain procedural violations of the ESA have resulted from logging activities on the Scotia LLC Timberlands and seek to prevent the defendants from carrying out any harvesting activities until certain wildlife consultation requirements under the ESA are satisfied in connection with the Combined Plan. See Item 1. "Business Regulatory and Environmental Matters and Headwaters Agreement." On September 3, 1998, the Court granted plaintiffs' motion for preliminary injunction covering three THPs (consisting principally of old growth Douglas-fir timber) pending evidentiary hearings. Following the evidentiary hearings, which concluded on October 22, 1998, the Court requested additional briefing, which was filed on November 9, 1998. On March 15, 1999, the Court affirmed its preliminary injunction until it reaches a decision on the merits of the EPIC Lawsuit. However, subsequent to this ruling, the Court heard the defendants' motion for summary judgment on the merits of the case, and issued an order for plaintiffs to show cause why the lawsuit should not be dismissed as moot since the consultation requirement appears to have been concluded. While the Company believes that the consummation of the Headwaters Agreement is a positive development with respect to the EPIC Lawsuit, the Company is unable to predict the outcome of this case or its ultimate impact on the Company's consolidated financial condition or results of operations.

          On January 26, 1998, an action entitled Coho Salmon, Environmental Information Center, Inc., Sierra Club v. Pacific Lumber, Scotia Pacific Holding Company and Salmon Creek Corporation (No. C 98-0283) (the "COHO LAWSUIT") was filed in the United States District Court for the Northern District of California. This action alleged, among other things, violations of the ESA and claims that defendants' logging operations in five watersheds have contributed to the "take" of the coho salmon. On March 22, 1999, the Court approved the agreed dismissal with prejudice of this lawsuit.

          On May 27, 1998, an action entitled Mateel Environmental Justice Foundation v. Pacific Lumber, Scotia Pacific Holding Company, Salmon Creek Corporation, MAXXAM Group Inc. (No. DR 980301) was brought and is now pending in the Superior Court of Humboldt County. This action alleges, among other things, violations of California's unfair competition law of the business and professions code based on citations and violations (primarily water quality related) issued against the defendants since 1994 in connection with a substantial number of THPs. On January 5, 1999, plaintiff amended its complaint and narrowed its claim to 17 THPs. The plaintiff seeks, among other things, disgorgement of profits and an injunction prohibiting alleged unlawful actions and requiring corrective action. The Company does not believe that this matter will have a material adverse effect upon its business or its consolidated financial condition or results of operations.

          On December 2, 1997, a lawsuit entitled Kristi Wrigley, et al. v. Charles Hurwitz, John Campbell, Pacific Lumber, MAXXAM Group Holdings Inc., Scotia Pacific Holding Company, MAXXAM Group Inc., MAXXAM Inc., Scotia Pacific Company LLC and Federated Development Company (No. 9700399) (the "WRIGLEY LAWSUIT") was filed in the Superior Court of Humboldt County.
This action has been consolidated with an action entitled Jennie Rollins, et al. v. Charles Hurwitz, John Campbell, Pacific Lumber, MAXXAM Group Holdings Inc., Scotia Pacific Holding Company, MAXXAM Group Inc., MAXXAM Inc., Burnum Timber Company (No. 9700400) (the "ROLLINS LAWSUIT") which was also filed on December 2, 1997 in the Superior Court of Humboldt County. These actions allege, among other things, that defendants' logging practices have damaged the plaintiffs' properties and property values by contributing to the destruction of certain watersheds and other areas, including the Elk River watershed and the Stafford area, and have also contributed to landslides in these areas. Plaintiffs further allege that in order to have THPs approved in connection with these areas, the defendants submitted false information to the CDF in violation of the California Business and Professions Code and the Racketeering Influence and Corrupt Practices Act ("RICO"). The plaintiffs have amended their complaints by alleging that the number of THPs involved in the lawsuit was 343 (an increase from the 150 in the original complaints). Plaintiffs seek unspecified damages and other relief. The Company is unable to predict the outcome of this case or the ultimate impact this matter will have on its consolidated financial position, results of operations or liquidity.

          Scotia LLC is also subject to certain other pending THP cases which would not be expected to have a material adverse effect upon the Company; however, due to the diminished supply of THPs currently held by Scotia LLC, the issuance of injunctive or similar relief in certain of these cases could exacerbate the difficulties that Scotia LLC has been experiencing with respect to the conduct of normal harvesting operations.

          On or about January 29, 1999, Pacific Lumber received a letter from two private environmental advocacy groups of their 60-day notice of intent to sue Scotia LLC, Pacific Lumber, several of the federal and state agencies and others under the ESA. The letter alleges various violations of the ESA, and challenges, among other things, the validity and legality of the Permits issued in conjunction with the Final Plans. The Company does not know when or if a lawsuit will be filed by the groups regarding these matters, or if a lawsuit is filed, the ultimate impact of such lawsuit on the Final Plans or the Company's consolidated financial condition or results of operations.

TIMBER OPERATOR'S LICENSE

          Historically, Pacific Lumber has conducted logging operations on the Scotia LLC Timberlands with its own staff of logging personnel as well as through contract loggers. In order to conduct logging operations in California, a logging company must obtain from the CDF a timber operator's license ("TOL"), which license is subject to annual renewal. On December 30, 1997, the CDF issued a statement of issues in connection with an administrative action entitled In the Matter of the Statement of Issues
Against: the Pacific Lumber Company, Timber Operator License A-5326 (No. LT 97-8). This administrative action sought to deny Pacific Lumber's application for a 1998 TOL based on various violations of the rules and regulations of the Forest Practice Act. On the same date, Pacific Lumber entered into a stipulation with the CDF (the "STIPULATION") and received a conditional TOL for 1998 ("1998 TOL"). The 1998 TOL and Stipulation were conditioned on, among other things, Pacific Lumber complying with existing requirements governing timber harvesting, wet weather operating restrictions and additional inspection and self-monitoring obligations. Compliance with the obligations set forth in the Stipulation restricted Pacific Lumber's ability to harvest timber and transport logs during periods of wet weather and impaired Pacific Lumber's ability to maintain adequate log inventories during those periods. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Results of Operations--Operating Results."

          In June 1998, an audit inspection performed by the CDF to evaluate forest practice violations found that Pacific Lumber was not in violation of the Stipulation. However, due to violations found or alleged by the CDF after its June 1998 inspection, the CDF notified Pacific Lumber on November 9, 1998 that it had suspended Pacific Lumber's TOL for the remainder of 1998. As a result, Pacific Lumber ceased all operations under its 1998 TOL, and engaged independent contractors to complete harvesting activities on all of the THPs that Pacific Lumber was operating at the time of the notification (independent contractors historically account for approximately 60% of the harvesting activities on Pacific Lumber's timberlands). Pacific Lumber determined not to appeal the suspension of its 1998 TOL, and applied for a new TOL from the CDF for 1999. On December 15, 1998, the CDF denied Pacific Lumber's application for a TOL for 1999.

          On February 26, 1999, the CDF issued Pacific Lumber a conditional TOL for calendar year 1999. The 1999 TOL requires, among other things, that harvesting under approved THPs by Pacific Lumber, Scotia LLC and their contractors will be governed by limitations that require non-emergency road use activities to cease under certain wet weather conditions. These road use restrictions are substantially similar to those applicable under the Final Plans and the 1998 TOL. The 1999 TOL also provides that Pacific Lumber shall enhance its compliance program by, among other things, providing training for its logging personnel, increasing the size of its compliance team and retaining an outside consulting firm to audit its compliance procedures and make recommendations for improvement. Pacific Lumber has completed most of these items. The 1999 TOL, among other things, also contains a requirement that Pacific Lumber pay a conservation organization designated by the CDF three times the value of any timber felled by Pacific Lumber or any other licensed timber operator in any no-cut zone on Pacific Lumber's timberlands. The 1999 TOL also advises Pacific Lumber that should the 1999 TOL be revoked, the issuance of a new conditional license, absent compelling circumstances, would be unlikely. Pacific Lumber does not believe that the restrictions imposed by the 1999 TOL will have a material adverse effect on its, or the Company's, business or financial performance.

          In addition to revocation of Pacific Lumber's TOL, other remedies could be sought against Pacific Lumber and Scotia Pacific in connection with violations of the Forest Practice Act. In the past, fines and probation have been imposed on Pacific Lumber in connection with similar violations of the Forest Practices Act.

TAKINGS LITIGATION

          In May 1996, Scotia Pacific, Pacific Lumber and Salmon Creek filed a lawsuit entitled The Pacific Lumber Company, et al. v. The United States of America (No. 96-257L) in the United States Court of Federal Claims seeking constitutional "just compensation" damages for the taking of certain of their timberlands by the federal government through application of the ESA. Salmon Creek filed a similar action entitled Salmon Creek Corporation v. California State Board of Forestry, et. al. (No. 96CS01057) in the Superior Court of Sacramento County. These actions were dismissed with prejudice as a condition of and upon consummation of the Headwaters Agreement.

HUNSAKER MATTER

          On November 24, 1998, an action entitled William Hunsaker, et al.
v. Charles E. Hurwitz, Pacific Lumber, MAXXAM Group Inc., MXM Corp., Federated Development Company and Does I-50 (No. C 98-4515) was filed in the United States District Court for the Northern District of California. This action alleges, among other things, that a class consisting of the vested employees and retirees of the former Pacific Lumber Company (Maine) ("OLD PALCO") is entitled to recover approximately $60 million of surplus funds allegedly obtained through deceit and fraudulent acts from the Old Palco retirement plan that was terminated in 1986 following acquisition by MAXXAM Inc. of Pacific Lumber. Plaintiffs further allege that defendants violated RICO and engaged in numerous acts of unfair business practices in violation of the California Business and Professions Code. In addition to seeking the surplus funds, plaintiffs also seek, among other things, a constructive trust on the assets traceable from the surplus funds, plus interest, trebling of damages for violation of RICO, punitive damages, and injunctive and other relief. On January 11, 1999, the Court granted the defendants' request to stay further proceedings in this matter, except for a case management conference set for March 29,1999, until after the hearing and ruling on the defendants' motion to dismiss, which was filed on January 19, 1999 and was taken under advisement on March 26, 1999. While the Company does not believe this matter will have a material adverse effect on its consolidated financial position, results of operations or liquidity, there can be no assurance that this will be the case.

OTHER LITIGATION MATTERS

          Kaiser is involved in significant legal proceedings, including environmental and asbestos litigation. See Item 1. "Business--Aluminum Operations--Environmental and Asbestos Contingencies" and "--
Miscellaneous".

          The Company is involved in other claims, lawsuits and other proceedings, including certain pending or threatened actions seeking to prevent Pacific Lumber and Scotia LLC from harvesting under certain of their THPs and conducting certain other operations. While uncertainties are inherent in the final outcome of such matters and it is presently impossible to determine the actual costs that ultimately may be incurred, management believes that the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

                                  PART II


ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS

          All of the Company's common stock is owned by MAXXAM. Accordingly, the Company's common stock is not traded on any stock exchange and has no established public trading market. The 12% Senior Secured Notes due 2003 of the Company (the "MGHI NOTES") are secured by the common stock of MGI and the Pledged Kaiser Shares. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition and Investing and Financing Activities" and Note 5 to the Consolidated Financial Statements appearing in Item 8.


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

          The Company was formed on November 4, 1996, to facilitate the offering of the $130.0 million aggregate principal amount of the MGHI Notes. Subsequent to its formation, the Company received, as a capital contribution from MAXXAM, 100% of the capital stock of MGI and 27,938,250 shares of Kaiser common stock (the "KAISER SHARES") representing a 35.3% interest in Kaiser on a fully diluted basis as of December 31, 1998. The contribution of MGI's capital stock has been accounted for as a reorganization of entities under common control, which requires the Company to record the assets and liabilities of MGI at MAXXAM's historical cost and to also reflect both the historical operating results of MGI and MAXXAM's purchase accounting adjustments which principally relate to MGI's timber and depreciable assets. The contribution of the Kaiser Shares has been reflected in the Consolidated Financial Statements of the Company as if such contribution occurred as of the beginning of the earliest period presented at MAXXAM's historical cost using the equity method of accounting.

          The Company's wholly owned subsidiary, MGI, and MGI's principal operating subsidiaries, Pacific Lumber and Britt are engaged in forest products operations. The Company's business is highly seasonal and has historically been significantly higher in the months of April through November than in the months of December through March. Management expects that the Company's revenues and cash flows will continue to be markedly seasonal. The impact of seasonality on the Company's results is expected to become more pronounced than it has been historically because of the harvesting, road use, wet weather and other restrictions imposed by the Final HCP. As a result, a substantial majority of the future harvesting on Pacific Lumber's timberlands can be expected to be concentrated during the period from June through October of each year. Some of these restrictions may be modified under the adaptive management provision contained in the Final HCP and as a result of the watershed analysis process to be performed over the five-year period beginning March 1, 1999. See Item 1. "Business-- Regulatory and Environmental Matters and Headwaters Agreement--The Final Plans." The following should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto appearing in Item 8.

          Old growth trees constitute Pacific Lumber's principal source of upper grade redwood lumber, Pacific Lumber's most valuable product. Due to the severe restrictions on Pacific Lumber's ability to harvest old growth timber on its property, Pacific Lumber's supply of upper grade lumber has decreased in a number of premium product categories. Furthermore, logging costs have increased primarily due to the harvest of smaller diameter logs and, to a lesser extent, compliance with environmental regulations relating to the harvesting of timber and litigation costs incurred in connection with certain THPs filed by Pacific Lumber. Pacific Lumber has been able to lessen the impact of these factors by instituting a number of measures at its sawmills during the past several years designed to enhance the efficiency of its operations, such as modernization and expansion of its manufactured lumber facilities and other improvements in lumber recovery. As a result of further limitations on harvesting old growth trees under the Final HCP and the Final SYP, Pacific Lumber expects that its production of premium upper grade lumber products will decline further and that its manufactured lumber products will constitute a higher percentage of its shipments of upper grade lumber products. See also Item
1. "Business--Regulatory and Environmental Factors and Headwaters
Agreement."

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

     RESULTS OF OPERATIONS

          The following table presents selected operational and financial information for the years ended December 31, 1998, 1997 and 1996.


                                                    YEARS ENDED DECEMBER 31,
                                           ----------------------------------------
                                                1998          1997          1996
                                           ------------  ------------  ------------
                                                    (IN MILLIONS OF DOLLARS,
                                                  EXCEPT SHIPMENTS AND PRICES)
Shipments:
     Lumber: (1)
          Redwood upper grades                     41.9          52.4          49.7
          Redwood common grades                   230.1         244.2         229.6
          Douglas-fir upper grades                  6.9          11.5          10.6
          Douglas-fir common grades                47.5          75.3          74.9
          Other                                     7.0          14.5          17.2
                                           ------------  ------------  ------------
               Total lumber                       333.4         397.9         382.0
                                           ============  ============  ============
     Logs (2)                                       3.2          11.9          20.1
                                           ============  ============  ============
     Wood chips (3)                               176.7         237.8         208.9
                                           ============  ============  ============
Average sales price:
     Lumber: (4)
          Redwood upper grades             $      1,478  $      1,443  $      1,380
          Redwood common grades                     540           531           511
          Douglas-fir upper grades                1,280         1,203         1,154
          Douglas-fir common grades                 346           455           439
     Logs (4)                                       449           414           477
     Wood chips (5)                                  70            73            76

Net sales:
     Lumber, net of discount               $      211.6  $      256.1  $      234.1
     Logs                                           1.5           4.9           9.6
     Wood chips                                    12.3          17.4          15.8
     Cogeneration power                             3.9           4.5           3.3
     Other                                          4.3           4.3           1.8
                                           ------------  ------------  ------------
          Total net sales                  $      233.6  $      287.2  $      264.6
                                           ============  ============  ============
Operating income                           $       40.6  $       84.5  $       73.0
                                           ============  ============  ============
Operating cash flow (6)                    $       63.1  $      110.6  $      100.2
                                           ============  ============  ============
Income (loss) before income taxes and
     extraordinary item                    $      (27.3) $       23.8  $        5.9
                                           ============  ============  ============
Net income (loss)                          $      (59.8) $       18.6  $        6.2
                                           ============  ============  ============
Capital expenditures                       $       22.0  $       22.9  $       15.2
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


          Operating Results
          Net sales declined from $287.2 million for the year ended December 31, 1997 to $233.6 million for the year ended December 31, 1998 primarily due to lower shipments of lumber, logs and wood chips. The decline in shipments which occurred during the first half of 1998 was principally due to well-above-normal rainfall which reduced demand for lumber products and severely limited the availability of rail transportation. The increased rainfall, combined with additional restrictions on Pacific Lumber's wet weather operations pursuant to the terms of the 1998 TOL, and the applicability of logging restrictions during the nesting seasons for both the northern spotted owl and the marbled murrelet, also impeded Pacific Lumber's ability to transport logs to its mills and hindered logging operations, thereby reducing the volume of logs available for the production of lumber products. Revenues for the second half of 1998 were primarily affected by a reduction in the volume of logs harvested and converted into lumber products. Pacific Lumber's reduced harvest level during the second half of 1998 was due in substantial part to the absence of a sufficient number of THPs available for harvest to enable it to conduct its operations at levels consistent with those in the comparable period of 1997. The diminished supply of available THPs was attributable to a reduced volume of approved THPs as well as regulatory and judicial restrictions imposed upon harvesting activities in areas covered by previously approved THPs. See Note 9 to the Consolidated Financial Statements. These difficulties in harvesting and transporting logs affected the types of logs available for the mills and Pacific Lumber's ability to produce a desirable mix of lumber products which in turn adversely affected sales.

          The reduced number of approved THPs was, and continued to be, attributable to several factors, including a significantly reduced level of THPs submitted by Pacific Lumber to the CDF during 1998 and during the first two months of 1999 due to (a) the extensive amount of time devoted by Pacific Lumber's foresters, wildlife and fisheries biologists and other personnel to (i) amending a significant number of previously submitted THPs to incorporate various new requirements which Pacific Lumber agreed to as part of the February 27, 1998 Pre-Permit Application Agreement (the "PRE-PERMIT AGREEMENT"), (ii) preparing the Combined Plan and all the related data, responding to comments on the Combined Plan, assessing and responding to federal and state proposals and changes concerning the Combined Plan and incorporated into the Final Plans, (iii) responding to comments received by Pacific Lumber from various federal and state governmental agencies with respect to its filed THPs in light of the new and more stringent requirements that Pacific Lumber agreed to observe pursuant to the Pre-Permit Agreement, and (iv) responding to newly filed litigation involving certain of Pacific Lumber's approved THPs (see Item 3. "Legal Proceedings") and (b) implementation of a provision contained in the Pre-Permit Agreement which requires, for the first time, a licensed geologist to review virtually all of Pacific Lumber's THPs prior to submission to the CDF. Pacific Lumber has also experienced an unexpected significantly slower rate of review and approval with respect to its filed THPs due, in large part, to the issues that have emerged in applying the requirements embodied in the Pre-Permit Agreement to Pacific Lumber's THPs, certain of which requirements impose new forestry practices that apply solely to Pacific Lumber's operations. As a result of the factors discussed above, Pacific Lumber had a severely diminished inventory of approved THPs at March 1, 1999 which continues to limit Pacific Lumber's ability to conduct harvesting operations and provide an adequate supply of logs to meet its lumber production requirements.

          With the consummation of the Headwaters Agreement, Pacific
Lumber has completed its work in connection with preparation of the Final Plans; however, significant additional work will be required in connection with its implementation. The remainder of 1999 will be a transition year for Pacific Lumber with respect to the filing and approval of its THPs. Certain of the THPs which were approved by the CDF prior to March 1, 1999 were grandfathered under the Final Plans, and are harvestable subject to the harvesting restrictions prescribed under the THPs and satisfaction of certain agreed conditions. The remaining THPs which were in the process of being reviewed but were not yet approved by the CDF at the time of the consummation of the Final Plans each require varying degrees of revisions in order to comply with the requirements of the Final Plans. The rate of submissions of THPs and the review and approval of THPs during the next quarter may be slower than Pacific Lumber has historically experienced as Pacific Lumber and the CDF develop procedures for implementing the Final Plans. Accordingly, Pacific Lumber believes that its rate of new THP submissions will not increase until some time in the second or third quarter of 1999. Nevertheless, Pacific Lumber anticipates that after a transition period, the implementation of the Final Plans will streamline the process of preparing THPs and potentially shorten the time required to obtain approval of THPs. However, there can be no assurance that Pacific Lumber will not continue to experience difficulties in submitting and receiving approvals of its THPs similar to those it has been experiencing.

          Net sales for 1997 increased over 1996 due to higher average realized prices and shipments for most categories of redwood and Douglas-fir lumber.

          See "--Financial Condition and Investing and Financing
Activities."

          Operating Income
          Operating income for the year ended December 31, 1998 decreased from the comparable prior year period primarily due to the decrease in net sales discussed above. This impact was partially offset by a decrease in depletion expense as a result of the decline in volumes discussed above and a decrease in logging costs for the year ended December 31, 1998 from the prior year period. Operating income for 1997 increased over 1996 principally due to the increase in net sales discussed above.

          Income (Loss) Before Income Taxes and Extraordinary Item
          The Company had a loss before income taxes and extraordinary item for the year ended December 31, 1998 as compared to income for the 1997 period primarily due to the decrease in operating income discussed above. Results for the 1998 period were also affected by a decrease in equity in earnings of Kaiser and, to a lesser degree, a decrease in investment income from marketable securities. Kaiser's results for 1998 were negatively affected by strike related costs, a write down of its Micromill assets and lower aluminum prices. Income before income taxes for 1997 increased over 1996 principally due to higher operating income discussed above, and due to an increase in net gains on marketable securities in 1997 and equity in earnings of Kaiser of $7.0 million.

          Preliminary 1999 Results
          The Company's operating results for 1999 will be adversely affected by the decrease in log and lumber inventories, which is a result of the severely diminished level of available THPs. Pacific Lumber had an inventory of approved THPs for the harvesting of approximately 61,000 gross Mbf of timber as of March 1, 1999, subject to satisfaction of certain agreed conditions. Pacific Lumber anticipates that, upon expiration of the restricted period of road use imposed under the Final HCP, and given favorable weather conditions, Pacific Lumber should be able to resume more normal harvesting activities in June 1999. Pacific Lumber has terminated or laid off over 200 employees in 1999, and more layoffs will be required. In addition, Pacific Lumber has partially curtailed operations at all of its mills. Pacific Lumber expects that such curtailments will continue for several months until such time as log inventories are adequate to achieve normal lumber production levels. Lumber shipments in 1999 are expected to be adversely affected by this slowdown in production.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" for cautionary information with respect to such forward-looking statements.

          In December 1996, MGHI issued $130.0 million aggregate principal amount of the MGHI Notes. Net proceeds of $125.0 million received from the offering of the MGHI Notes have been loaned to MAXXAM pursuant to an intercompany note (the "MAXXAM NOTE"). Pursuant to the terms of the MAXXAM Note, MAXXAM is entitled to defer the payment of interest on the MAXXAM Note on any interest payment date to the extent that the Company has sufficient available funds to satisfy its obligations on the MGHI Notes on such date. Any such deferred interest will be added to the principal amount of the MAXXAM Note and will be payable at maturity. Interest deferred on the MAXXAM Note as of December 31, 1998 amounted to $7.8 million. In January 1999, MAXXAM elected to defer all of the $7.3 million interest payment due to the Company on February 1, 1999. The deferred amount effectively increases the note receivable balance to $140.1 million. The Company's ability to service its indebtedness is largely dependent on dividends received from MGI, and to a considerably lesser extent, interest payments from MAXXAM. The MGHI Indenture contains covenants which generally limit dividends from MGI to MGHI to the greater of $18.7 million per year or, on a cumulative basis since September 30, 1996, to MGI's consolidated net income plus consolidated depreciation and depletion. On January 29, 1999, cash dividends of $18.7 million were paid by MGI. The Company expects to receive annual cash dividends from MGI of at least $18.7 million for the next several years; however, subject to the conditions of the Escrow Agreement, the Company may receive a portion of the proceeds from the sale of the Headwaters Timberlands.

          On July 20, 1998, Scotia LLC issued $867.2 million aggregate principal amount of Timber Notes. Proceeds from the offering of the Timber Notes were used primarily to prepay Scotia Pacific's 7.95% Timber Collateralized Notes due 2015 (the "OLD TIMBER NOTES") and to redeem the 10-1/2% Pacific Lumber Senior Notes due 2003 (the "PACIFIC LUMBER SENIOR NOTES"), the 11-1/4% MGI Senior Secured Notes due 2003 and the 12-1/4% MGI Senior Secured Discount Notes due 2003 (collectively, the "MGI NOTES") effective August 19, 1998. In addition to principal payments, proceeds from the issuance of the Timber Notes were used to pay redemption premiums and financing costs, and provided $25 million for timberland acquisitions. The Company recognized an extraordinary loss of $41.8 million, net of related income tax benefit of $23.6 million, for the early extinguishment of the Old Timber Notes, the Pacific Lumber Senior Notes and the MGI Notes.
 In connection with the issuance of the Timber Notes and redemption of the MGI Notes, the Company agreed to amend the indenture for the MGHI Notes to, among other things, pledge all of the 27,938,250 shares of Kaiser common stock it owns to secure the MGHI Notes, 16,055,000 shares of which were released from the pledge under the indenture governing the MGI Notes.

          On December 18, 1998, Pacific Lumber's revolving credit agreement (the "PACIFIC LUMBER CREDIT AGREEMENT") was amended and restated as a new three-year credit facility. The new facility allows borrowings up to $60 million, all of which may be used for revolving borrowings, $20 million of which may be used for standby letters of credit and $30 million of which may be used for timberland acquisitions. Borrowings would be secured by all of Pacific Lumber's domestic accounts receivable and inventory. Borrowings for timberland acquisitions would also be secured by the acquired timberlands and, commencing in April 2001, are to be repaid annually from 50% of Pacific Lumber's cash flow (as defined). The remaining 50% of cash flow would be available for dividends. Upon maturity of the facility, all outstanding borrowings under the credit facility would convert to a term loan repayable over four years. As of December 31, 1998, $27.5 million of borrowings was available under the agreement, no borrowings were outstanding and letters of credit outstanding amounted to $14.4 million.

          The indenture governing the MGHI Notes, the indenture governing the Timber Notes (the "TIMBER NOTES INDENTURE") and the Pacific Lumber Credit Agreement contain various covenants which, among other things, limit the ability to incur additional indebtedness and liens, to engage in transactions with affiliates, to pay dividends and to make investments. Under the terms of the Timber Notes Indenture, Scotia LLC will generally have available cash for distribution to Pacific Lumber when Scotia LLC's cash flows from operations exceed the amounts required by the Timber Notes Indenture to be reserved for the payment of current debt service (including interest, principal and premiums) on the Timber Notes, capital expenditures and certain other operating expenses. Pacific Lumber can pay dividends in an amount that is generally equal to 50% of Pacific Lumber's consolidated net income plus depletion and cash dividends received from Scotia LLC, exclusive of the net income and depletion of Scotia LLC as long as any Timber Notes are outstanding.

          Dividends paid are as follows:



                                                        DIVIDENDS PAID FOR
                                                     YEARS ENDED DECEMBER 31,
                                            ----------------------------------------
                                                 1998          1997          1996
                                            ------------  ------------  ------------
                                                     (IN MILLIONS OF DOLLARS)
Scotia LLC                                  $      532.8  $       60.8  $       76.9
                                            ============  ============  ============

Pacific Lumber                              $      270.0  $       23.0  $       20.5
Britt                                                6.0           4.0           6.0
                                            ------------  ------------  ------------
                                            $      276.0  $       27.0  $       26.5
                                            ============  ============  ============
MGI                                         $       18.7  $        3.0  $        3.9
                                            ============  ============  ============


          Upon the retirement of the Old Timber Notes and the issuance of the Timber Notes, $526.1 million, $263.0 million and $14.7 million cash dividends were paid by Scotia LLC, Pacific Lumber and MGI, respectively.

           The Escrowed Funds of approximately $285.0 million are to be made available as necessary to support the Timber Notes. Under the Escrow Agreement, the Escrowed Funds will be released by the Escrow Agent only in accordance with resolutions duly adopted by the Board of Managers of Scotia LLC and, unless the resolutions authorize the payment of funds exclusively to, or to the order of, the Trustee or the Collateral Agent under the Timber Notes Indenture, only if one or more of the following conditions are satisfied: (a) the resolutions authorizing the release of the Escrowed Funds are adopted by a majority of the Board of Managers of Scotia LLC (including the affirmative vote of the two independent managers); (b) a Rating Agency Confirmation (as defined in the Timber Notes Indenture) has been received that gives effect to the release or disposition of funds directed by the resolutions; or (c) Scotia LLC has received an opinion from a nationally recognized investment banking firm to the effect that, based on the revised harvest schedule and the other assumptions provided to such firm, the funds that would be available to Scotia LLC based on such harvest schedule, assumptions and otherwise under the Timber Notes Indenture after giving effect to the release or disposition of funds directed by such resolutions would be adequate (i) to pay Scheduled Amortization (as defined in the Timber Notes Indenture) on the Class A-1 and Class A-2 Timber Notes and (ii) to amortize the Class A-3 Timber Notes on a schedule consistent with the original harvest schedule as of July 9, 1998 (assuming that the Class A-3 Timber Notes are not refinanced on January 20, 2014).

          Recent capital expenditures were made to improve production efficiency, reduce operating costs and acquire additional timberlands. The Company's consolidated capital expenditures were $22.0 million, $22.9 million and $15.2 million for the years ended December 31, 1998, 1997 and 1996, respectively. Capital expenditures, excluding expenditures for timberlands, are estimated to be between $10.0 million and $12.0 million
per year for the 1999 - 2001 period.   Included in the 1998 capital
expenditures of $22.0 million is $12.4 million for timberland acquisitions. From January 1, 1999 through February 28, 1999, Scotia LLC acquired additional timberlands for $10.6 million using funds from an amount held for such acquisitions in an account by the trustee under the Timber Notes Indenture. Pacific Lumber and Scotia LLC may purchase additional timberlands from time to time as appropriate opportunities arise, and such purchases could exceed historical levels.

          As of December 31, 1998, the Company had working capital of $165.2 million and long-term debt of $990.2 million (net of current maturities) as compared to $164.7 million and $892.9 million, respectively, at December 31, 1997. The increase in long-term debt was primarily due to the issuance of the Timber Notes, offset by the payment of the Old Timber Notes and the redemption of the Pacific Lumber Senior Notes and the MGI Notes. Cash and marketable securities as of December 31, 1998 was $162.5 million, $156.9 million of which represents cash and marketable securities held by subsidiaries. The Company anticipates that existing cash, marketable securities and available sources of financing will be sufficient to fund its working capital and capital expenditure requirements for the next year. With respect to long-term liquidity, dividends from Scotia LLC to Pacific Lumber will be limited for at least the next two to three years, and therefore, absent any release to Pacific Lumber of the Escrowed Funds, Pacific Lumber will not have adequate funds to support all of its working capital and capital expenditure requirements, and it will require contributions from MGI, its indirect parent, to meet any deficiencies. Although the Company believes that its existing cash and cash equivalents should provide sufficient funds to meet the working capital and capital expenditure requirements for itself and its subsidiaries, until such time as Pacific Lumber has adequate cash flows from operations, dividends from Scotia LLC and/or funds released from the Escrowed Funds, there can be no assurance that this will be the case. Furthermore, due to its highly leveraged condition, the Company is more sensitive than less leveraged companies to factors affecting its operations, including governmental regulation and litigation affecting its timber harvesting practices (see
Note 9 to the Consolidated Financial Statements), increased competition from other lumber producers or alternative building products and general economic conditions.

TRENDS

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" for cautionary information with respect to such forward-looking statements.

          The Company's forest products operations are conducted by Pacific Lumber and Britt. Pacific Lumber's operations are subject to a variety of California and federal laws and regulations dealing with timber harvesting, threatened and endangered species and habitat for such species, air and water quality and restrictions imposed by the Final HCP. Moreover, these laws and regulations are modified from time to time and are subject to judicial and administrative interpretation. Compliance with such laws, regulations and judicial and administrative interpretations, and related litigation have increased the cost of logging operations. There can be no assurance that certain pending regulatory and environmental matters or future governmental regulations, legislation or judicial or administrative decisions, or adverse weather conditions, would not have a material adverse effect on the Company's financial position, results of operations or liquidity. See Item 3. "Legal Proceedings" and Note 9 to the Consolidated Financial Statements for further information regarding regulatory and legal proceedings affecting the Company's operations.

YEAR 2000

          The Company has established a team to address the potential impacts of the year 2000 on each of its critical business functions. The team has substantially completed its assessment of the Company's critical information technology and embedded technology, including its geographic information system and equipment and systems used in operating its sawmills and cogeneration plant, and is now in the process of making the required modifications for these systems to be year 2000 compliant. The modification costs are expected to be immaterial, costing less than
$100,000 and are expected to be completed by mid-year 1999.   In most cases
testing of the modifications will also be completed by such time. Systems modification costs are being expensed as incurred. Costs associated with new systems are being capitalized and will be amortized over the life of the product.

          In addition to addressing the Company's internal systems, the team is in the process of identifying key vendors that could be impacted by year 2000 issues, and surveys are being conducted. The Company expects to evaluate the responses to the surveys over the next several months and will make direct contact with parties which are deemed to be critical. These inquiries are being made by the Company's own staff, and the costs associated with this program are expected to be minimal.

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

          While the Company believes that its program is sufficient to identify the critical issues and associated costs necessary to address possible year 2000 problems in a timely manner, there can be no assurance that the program, or underlying steps implemented, will be successful in resolving all such issues prior to the year 2000. If the steps taken by the Company (or critical third parties) are not made in a timely manner, or are not successful in identifying and remedying all significant year 2000
issues, business interruptions or delays could occur.   However, based on
the information the Company has gathered to date and its expectations of its ability to remedy problems encountered, the Company believes that it will not experience significant business interruptions that would have a material impact on its results or financial condition. The most reasonably likely worst case scenario which the Company could experience would be problems with certain of the Company's personal computers, field equipment, financial software or GIS software. The Company believes that any such problems could be remedied at minimal cost within a few days and that contingency plans used in the past for dealing with problems with its equipment and software are adequate to address the types of problems which could be encouraged in such a scenario. These plans include purchases of replacement equipment, use of third parties for processing GIS information and working with vendors to make any needed software modifications.

RECENT ACCOUNTING PRONOUNCEMENTS

          Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS NO. 130") was adopted by the Company as of January 1, 1998. SFAS No. 130 requires the presentation of an additional income measure (termed "comprehensive income") which adjusts traditional net income for certain items that previously were only reflected as direct charges to equity (such as minimum pension liabilities).

          Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS NO. 133"), issued in June 1998, requires companies to recognize all derivative instruments as assets or liabilities in the balance sheet and to measure those instruments at fair value. Kaiser, the Company's equity investee, has hedging programs which use various derivative products to "lock-in" a price (or range of prices) for products sold or used so that earnings and cash flows are subject to reduced risk of volatility. Under SFAS No. 133, Kaiser will be required to "mark-to-market" its hedging positions at the end of each period in advance of the period of recognition for the transaction to which the hedge relates. Pursuant to SFAS No. 130, Kaiser will reflect changes in the fair value of its open hedging positions as an increase or reduction in stockholders' equity through comprehensive income. Under SFAS No. 130, the impact of the changes in the fair value of financial instruments will be reversed from comprehensive income (net of any fluctuations in other "open" positions) and will be reflected in traditional net income upon occurrence of the transaction to which the hedge relates. Under the equity method of accounting which the Company follows in accounting for its investment in Kaiser, the Company will reflect its equity share of Kaiser's adjustments to stockholder's equity through comprehensive income.

     ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" for cautionary information with respect to such forward-looking statements.

          This item is not applicable for the Company and its subsidiaries; however, Kaiser, the Company's equity investee, utilizes hedging transactions to lock-in a specified price or range of prices for certain products which it sells or consumes and to mitigate its exposure to changes in foreign currency exchange rates. See Exhibit 99.3 for information relative to Kaiser's hedging activities.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To MAXXAM Group Holdings Inc.:

          We have audited the accompanying consolidated balance sheets of MAXXAM Group Holdings Inc. (a Delaware corporation and a wholly owned subsidiary of MAXXAM Inc.) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, cash flows and stockholder's deficit for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MAXXAM Group Holdings Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

          Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in Item 14(a)(2) of this Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.



                                        ARTHUR ANDERSEN LLP


San Francisco, California
March 1, 1999

                MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET
             (IN MILLIONS OF DOLLARS, EXCEPT SHARE INFORMATION)



                                                         DECEMBER 31,
                                                    ----------------------
                                                       1998        1997
                                                    ----------  ----------
                       ASSETS
Current assets:
     Cash and cash equivalents                      $    150.8  $     91.7
     Marketable securities                                11.7        51.3
     Receivables:
          Trade                                           10.5        19.3
          Other                                            7.1         6.7
     Inventories                                          44.0        61.4
     Prepaid expenses and other current assets             8.0        13.1
                                                    ----------  ----------
               Total current assets                      232.1       243.5
Timber and timberlands, net of accumulated
     depletion of $178.4 and $169.2, respectively        302.3       299.1
Property, plant and equipment, net of accumulated
     depreciation of $85.7 and $76.4 respectively        103.1       103.4
Note receivable from MAXXAM Inc.                         132.8       125.0
Investment in Kaiser Aluminum Corporation                 41.5        41.4
Deferred financing costs, net                             26.2        25.7
Deferred income taxes                                     90.4        58.8
Restricted cash                                           16.6        28.4
Other assets                                               7.2         4.2
                                                    ----------  ----------
                                                    $    952.2  $    929.5
                                                    ==========  ==========


       LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
     Accounts payable                                      3.4         3.5
     Accrued interest                                     34.9        30.8
     Accrued compensation and related benefits             8.4        12.6
     Deferred income taxes                                 9.7        10.9
     Other accrued liabilities                             2.2         1.6
     Long-term debt, current maturities                    8.3        19.4
                                                    ----------  ----------
               Total current liabilities                  66.9        78.8
Long-term debt, less current maturities                  990.2       892.9
Other noncurrent liabilities                              29.6        29.0
                                                    ----------  ----------
               Total liabilities                       1,086.7     1,000.7
                                                    ----------  ----------
Contingencies

Stockholder's deficit:
     Common stock, $1.00 par value; 3,000 shares
          authorized; 1,000 shares issued                    -           -
     Additional capital                                  123.2       123.2
     Accumulated deficit                                (257.7)     (194.4)
                                                    ----------  ----------
               Total stockholder's deficit              (134.5)      (71.2)
                                                    ----------  ----------
                                                    $    952.2  $    929.5
                                                    ==========  ==========

 The accompanying notes are an integral part of these financial statements.



                MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF OPERATIONS
                          (IN MILLIONS OF DOLLARS)




                                                   YEARS ENDED DECEMBER 31,
                                          ----------------------------------------
                                               1998          1997          1996
                                          ------------  ------------  ------------
Net sales:
     Lumber and logs                      $      213.1  $      261.0  $      243.7
     Other                                        20.5          26.2          20.9
                                          ------------  ------------  ------------
                                                 233.6         287.2         264.6
                                          ------------  ------------  ------------

Operating expenses:
     Cost of goods sold                          155.3         162.0         148.5
     Selling, general and administrative          15.2          14.6          15.9
          expenses
     Depletion and depreciation                   22.5          26.1          27.1
                                          ------------  ------------  ------------
                                                 193.0         202.7         191.5
                                          ------------  ------------  ------------

Operating income                                  40.6          84.5          73.1

Other income (expense):
     Equity in earnings of Kaiser
          Aluminum Corporation                      .1           7.0             -
     Investment, interest and other
          income                                  23.6          27.3          11.2
     Interest expense                            (91.6)        (95.0)        (78.4)
                                          ------------  ------------  ------------
Income (loss) before income taxes and
     extraordinary item                          (27.3)         23.8           5.9
Credit (provision) in lieu of income
     taxes                                         9.3          (5.2)           .3
                                          ------------  ------------  ------------
Income (loss) before extraordinary item          (18.0)         18.6           6.2
Extraordinary item:
     Loss on early extinguishment of
          debt, net of income tax benefit
          of $23.6                               (41.8)            -             -
                                          ------------  ------------  ------------
Net income (loss)                         $      (59.8) $       18.6  $        6.2
                                          ============  ============  ============


 The accompanying notes are an integral part of these financial statements.


                MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                          (IN MILLIONS OF DOLLARS)


                                                   YEARS ENDED DECEMBER 31,
                                          ----------------------------------------
                                               1998          1997          1996
                                          ------------  ------------  ------------
Cash flows from operating activities:
     Net income (loss)                    $      (59.8) $       18.6  $        6.2
     Adjustments to reconcile net income
          (loss) to net cash provided by
          operating activities:
          Depletion and depreciation              22.5          26.1          27.1
          Extraordinary loss on early
               extinguishment of debt,
               net                                41.8             -             -
          Equity in undistributed
               earnings of Kaiser
               Aluminum Corporation                (.1)         (7.0)            -
          Amortization of deferred
               financing costs and
               discounts on long-term
               debt                               11.5          16.6          14.7
          Net sales (purchases) of
               marketable securities              42.6         (11.3)          9.5
          Net gains on marketable
               securities                         (2.9)         (8.6)         (4.4)
          Increase (decrease) in cash
               resulting from changes in:
               Receivables                         1.0          (5.2)          1.5
               Inventories, net of
                    depletion                     14.0           9.7           6.0
               Prepaid expenses and other
                    current assets                (2.7)         (5.4)           .7
               Accounts payable                    (.3)          (.4)          (.2)
               Accrued interest                    4.0           5.6           (.1)
               Accrued and deferred
                    income taxes                 (10.5)          4.8           (.7)
               Other liabilities                  (4.0)          2.5          (3.5)
          Other                                   (1.8)           .1           (.7)
                                          ------------  ------------  ------------
          Net cash provided by operating
               activities                         55.3          46.1          56.1
                                          ------------  ------------  ------------

Cash flows from investing activities:
     Capital expenditures                        (21.2)        (13.5)        (15.2)
     Issuance of note to MAXXAM Inc.                 -             -        (125.0)
     Net proceeds from sale of assets              6.6            .4            .1
     Restricted cash withdrawals used to
          acquire timberlands                      8.9             -             -
                                          ------------  ------------  ------------
          Net cash used for investing
               activities                         (5.7)        (13.1)       (140.1)
                                          ------------  ------------  ------------


Cash flows from financing activities:
     Proceeds from issuance of debt              867.2             -         130.0
     Premiums for early retirement of
          debt                                   (45.5)            -             -
     Principal payments on long-term debt       (796.8)        (16.3)        (14.1)
     Dividends paid                               (2.5)            -          (3.9)
     Restricted cash withdrawals, net              9.4           1.5           1.4
     Incurrence of deferred financing
          costs                                  (22.4)            -          (4.2)
                                          ------------  ------------  ------------
          Net cash provided by (used for)
               financing activities                9.4         (14.8)        109.2
                                          ------------  ------------  ------------

Net increase in cash and cash equivalents         59.0          18.2          25.2
Cash and cash equivalents at beginning of
     year                                         91.8          73.6          48.4
                                          ------------  ------------  ------------
Cash and cash equivalents at end of year  $      150.8  $       91.8  $       73.6
                                          ============  ============  ============

 The accompanying notes are an integral part of these financial statements.


                MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIT
                          (IN MILLION OF DOLLARS)





                                                                          ACCUMU-
                                                                           LATIVE
                                                                           OTHER
                                 COMMON        ADDI-         ACCUM-       COMPRE-                     COMPRE-
                                 STOCK         TIONAL        ULATED       HENSIVE                     HENSIVE
                              ($1.00 PAR)     CAPITAL       DEFICIT        INCOME        TOTAL         INCOME
                             ------------  ------------  ------------  ------------  ------------  ------------
Balance, January 1, 1996     $          -  $       89.8  $     (216.3) $          -  $     (126.5)
     Net income                         -             -           6.2             -           6.2  $        6.2
                                                                                                   ------------
     Comprehensive income                                                                          $        6.2
                                                                                                   ============
     Dividends                          -             -          (3.9)            -          (3.9)
                             ------------  ------------  ------------  ------------  ------------
Balance, December 31, 1996              -          89.8        (214.0)            -        (124.2)
     Net income                         -             -          18.6             -          18.6  $       18.6
     Equity in Kaiser
          Aluminum
          Corporation's
          reduction
          of pension
          liability                     -             -             -           1.0           1.0           1.0
                                                                                                   ------------
     Comprehensive income                                                                          $       19.6
                                                                                                   ============
     Gain from issuance of
          Kaiser Aluminum
          Corporation
          common stock due
          to PRIDES
          conversion                    -          33.4             -             -          33.4
                             ------------  ------------  ------------  ------------  ------------
Balance, December 31, 1997              -         123.2        (195.4)          1.0         (71.2)
     Net loss                           -             -         (59.8)            -         (59.8) $      (59.8)
     Equity in Kaiser
          Aluminum
          Corporation's
          reduction
          of pension
          liability
          reversal                      -             -             -          (1.0)         (1.0)         (1.0)
                                                                                                   ------------
     Comprehensive loss                                                                            $      (60.8)
                                                                                                   ============
     Dividend                           -             -          (2.5)            -          (2.5)
                             ------------  ------------  ------------  ------------  ------------
Balance, December 31, 1998   $          -  $      123.2  $     (257.7) $          -  $     (134.5)
                             ============  ============  ============  ============  ============


 The accompanying notes are an integral part of these financial statements.



                MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     FORMATION OF MGHI

          MAXXAM Group Holdings Inc. ("MGHI") was formed on November 4, 1996, to facilitate the offering of the $130.0 million aggregate principal amount of 12% Senior Secured Notes due 2003 (the "MGHI NOTES") as described in Note 5. Subsequent to its formation, MGHI received, as a capital contribution from MAXXAM Inc. ("MAXXAM"), 100% of the capital stock of MAXXAM Group Inc. ("MGI") and 27,938,250 shares of the common stock of Kaiser Aluminum Corporation ("KAISER") which represents a 35.3% interest in Kaiser on a fully diluted basis as of December 31, 1998. The contribution of MGI's capital stock has been accounted for as a reorganization of entities under common control, which requires MGHI to record the assets and liabilities of MGI at MAXXAM's historical cost. Accordingly, MGHI is the successor entity to MGI and as such, the accompanying financial statements of MGHI and its subsidiaries (together, the "COMPANY") reflect both the historical operating results of MGI and MAXXAM's purchase accounting adjustments which principally relate to MGI's timber and depreciable assets. The purchase accounting adjustments arose from MAXXAM's acquisition of MGI in May 1988. The contribution of the Kaiser common stock has been reflected in the consolidated financial statements of the Company as if such contribution occurred as of the beginning of the earliest period presented, at MAXXAM's historical cost using the equity method of accounting. The Company conducts its business primarily through the operations of its subsidiaries, including MGI.

     BASIS OF PRESENTATION

          The consolidated financial statements include the accounts of MGHI and its subsidiaries. MGHI is a wholly owned subsidiary of MAXXAM. Intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior years' financial statements to be consistent with the current year's presentation.

          The Company's wholly owned subsidiary, MGI, and its wholly owned subsidiaries, The Pacific Lumber Company ("PACIFIC LUMBER") and Britt Lumber Co., Inc. ("BRITT") are engaged in forest products operations. Pacific Lumber's principal wholly owned subsidiaries are Scotia Pacific Company LLC ("SCOTIA LLC") and Salmon Creek Corporation ("SALMON CREEK"). Pacific Lumber is engaged in several principal aspects of the lumber industry, including the growing and harvesting of redwood and Douglas-fir timber, the milling of logs into lumber and the manufacture of lumber into a variety of finished products. Britt manufactures redwood and cedar fencing and decking products from small diameter logs, a substantial portion of which are obtained from Pacific Lumber. Housing, construction and remodeling are the principal markets for the Company's lumber products.

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

          Marketable Securities
          Marketable securities which consist of corporate bonds and long and short positions in corporate common stocks are carried at fair value. The cost of the securities sold is determined using the first-in, first-out method. Included in investment, interest and other income for each of the three years ended December 31, 1998 were: 1998 - net unrealized holding gains of $5.1 million and net unrealized losses of $2.2 million; 1997 - net unrealized holding gains of $2.9 million and net realized gains of $5.7 million and; 1996 - net unrealized holding losses of $.9 million and net realized gains of $5.3 million.

          Inventories
          Inventories are stated at the lower of cost or market. Cost is primarily determined using the last-in, first-out ("LIFO") method.

          Timber and Timberlands
          Timber and timberlands are stated at cost, net of accumulated depletion. Depletion is computed utilizing the unit-of-production method based upon estimates of timber values and quantities.

          Property, Plant and Equipment
          Property, plant and equipment, including capitalized interest, is stated at cost, net of accumulated depreciation. Depreciation is computed utilizing the straight-line method at rates based upon the estimated useful lives of the various classes of assets. The carrying value of property, plant and equipment is assessed when events and circumstances indicate that an impairment is present. Impairment is determined by measuring undiscounted future cash flows. If an impairment is present, the asset is reported at the lower of carrying value or fair value.

          Deferred Financing Costs
          Costs incurred to obtain financing are deferred and amortized over the estimated term of the related borrowing.

          Restricted Cash
          At December 31, 1998, cash and cash equivalents includes $28.4 million, which is reserved for debt service payments on the Company's Class A-1, Class A-2 and Class A-3 Timber Collateralized Notes due 2028 (the "TIMBER NOTES"). At December 31, 1997, cash and cash equivalents includes $17.8 million, which was reserved for debt service payments on the Company's 7.95% Timber Collateralized Notes due 2015 (the "OLD TIMBER NOTES"). Long-term restricted cash at December 31, 1998 primarily represents the amount held in an account by the trustee (the "PREFUNDING ACCOUNT") under the indenture governing the Timber Notes (the "TIMBER NOTES INDENTURE ") to enable Scotia LLC to acquire timberlands. Long-term restricted cash at December 31, 1997 primarily represents the amount held by the trustee in the liquidity account (the "LIQUIDITY ACCOUNT") maintained by Scotia Pacific with respect to the Old Timber Notes for the benefit of holders of the Old Timber Notes under the indenture governing the Old Timber Notes.

          Also included in cash and cash equivalents is restricted cash of $46.4 million and $9.7 million at December 31, 1998 and 1997, respectively, which is held in an interest-bearing account as security for short positions in marketable securities.

          Concentrations of Credit Risk
          The amounts held by the trustee in an account restricted for debt service payments on the Timber Notes (the "PAYMENT ACCOUNT") and held in the Prefunding Account for purchase of timberlands are invested primarily in commercial paper and other short-term investments. The Company mitigates its concentration of credit risk with respect to these restricted cash deposits by purchasing only high grade investments (ratings of A1/P1 short-term or AAA/aaa long-term debt) having maturities of less than three months. No more than 10% is invested within the same issue.

          Fair Value of Financial Instruments
          The carrying amounts of cash equivalents and restricted cash approximate fair value. Marketable securities are carried at fair value which is determined based on quoted market prices. As of December 31, 1998 and 1997, the estimated fair value of long-term debt, including current maturities, was $942.8 million and $955.2 million, respectively. The estimated fair value of long-term debt is determined based on the quoted market prices for the publicly traded issues and on the current rates offered for borrowings similar to the other debt. Some of the Company's publicly traded debt issues are thinly traded financial instruments; accordingly, their market prices at any balance sheet date may not be representative of the prices which would be derived from a more active market.

2.        INVENTORIES

          Inventories consist of the following (in millions):


                                                        DECEMBER 31,
                                                --------------------------
                                                     1998          1997
                                                ------------  ------------
Lumber                                          $       36.0  $       49.8
Logs                                                     8.0          11.6
                                                ------------  ------------
                                                $       44.0  $       61.4
                                                ============  ============



3.        PROPERTY, PLANT AND EQUIPMENT

          The major classes of property, plant and equipment are as follows (dollar amounts in millions):



                                                            DECEMBER 31,
                                        ESTIMATED   --------------------------
                                       USEFUL LIVES      1998          1997
                                      ------------  ------------  ------------
Logging roads, land and improvements       15 years $       28.8  $       24.2
Buildings                                  33 years         50.6          49.3
Machinery and equipment                3 - 15 years        109.4         106.2
Construction in progress                                       -            .1
                                                    ------------  ------------
                                                           188.8         179.8
Less:  accumulated depreciation                            (85.7)        (76.4)
                                                    ------------  ------------
                                                    $      103.1  $      103.4
                                                    ============  ============




          Depreciation expense for the years ended December 31, 1998, 1997 and 1996 was $9.8 million, $9.9 million and $9.5 million, respectively.

4.        INVESTMENT IN KAISER

          Subsequent to its formation, the Company received, as a capital contribution from MAXXAM, 27,938,250 shares of the common stock of Kaiser all of which are pledged as collateral for the MGHI Notes (the "KAISER SHARES"). Kaiser is a fully integrated producer and marketer of alumina, primary aluminum and fabricated aluminum products. Kaiser's common stock is publicly traded on the New York Stock Exchange under the trading symbol "KLU." The Kaiser Shares represent 35.3% equity interest in Kaiser at December 31, 1998.

          The Company follows the equity method of accounting for its investment in Kaiser. As described in Note 1, the Company and MAXXAM are entities under common control; accordingly, the Company has recorded its investment in Kaiser at MAXXAM's historical cost. During the first quarter of 1993, losses exhausted Kaiser's equity with respect to its common stockholders. The Company recorded its equity share of such losses in January 1993 up to the amount of its investment in the Kaiser Shares. From January 1993 until August 1997, cumulative losses with respect to the results of operations attributable to Kaiser's common stockholders exceeded cumulative earnings. However, this was no longer the case when equity attributable to Kaiser's common stockholders increased upon conversion of the PRIDES into Kaiser common stock on August 29, 1997. As a result, the Company recorded a $33.4 million adjustment to reduce the stockholder's deficit reflecting the Company's 35.4% equity interest in the impact of the PRIDES conversion on the common stockholders. In addition, the Company began recording its equity in Kaiser's results of operations.

          The market value for the Kaiser Shares based on the price per share quoted at the close of business on March 1, 1998 was $137.9 million There can be no assurance that such value would be realized should the Company dispose of its investment in the Kaiser Shares. The following tables contain summarized financial information of Kaiser (in millions).


                                                       DECEMBER 31,
                                               --------------------------
                                                    1998          1997
                                               ------------  ------------
Current assets                                 $    1,030.0  $    1,045.6
Property, plant and equipment, net                  1,108.7       1,171.8
Other assets                                          852.2         796.5
                                               ------------  ------------
          Total assets                         $    2,990.9  $    3,013.9
                                               ============  ============

Current liabilities                            $      558.4  $      594.1
Long-term debt, less current maturities               962.6         962.9
Other liabilities                                   1,227.2       1,212.2
Minority interests                                    123.5         127.7
Stockholders' equity:
     Common                                           119.2         117.0
                                               ------------  ------------
                                                      119.2         117.0
                                               ------------  ------------
          Total liabilities and
               stockholders' equity            $    2,990.9  $    3,013.9
                                               ============  ============





                                               YEARS ENDED DECEMBER 31,
                                      ----------------------------------------
                                           1998          1997          1996
                                      ------------  ------------  ------------
Net sales                             $    2,256.4  $    2,373.2  $    2,190.5
Costs and expenses                        (2,120.8)     (2,185.5)     (2,092.7)
Restructuring of operations                      -         (19.7)            -
Impairment of assets                         (45.0)            -             -
Other expenses-net                          (106.5)       (107.7)        (96.1)
                                      ------------  ------------  ------------
Income (loss) before income taxes
     and minority interests                  (15.9)         60.3           1.7
Credit (provision) for income taxes           16.4          (8.8)          9.3
Minority interests                              .1          (3.5)         (2.8)
                                      ------------  ------------  ------------
Net income                                      .6          48.0           8.2
Dividends on preferred stock                     -          (5.5)         (8.4)
                                      ------------  ------------  ------------
Net income (loss) available to
     common stockholders              $         .6  $       42.5  $        (.2)
                                      ============  ============  ============
Equity in earnings of Kaiser          $         .1  $        7.0  $          -
                                      ============  ============  ============


5.        LONG-TERM DEBT

          Long-term debt consists of the following (in millions):


                                                          DECEMBER 31,
                                                  --------------------------
                                                       1998          1997
                                                  ------------  ------------
7.43% Scotia LLC Timber Collateralized Notes due
     July 20, 2028                                $      867.2  $          -
7.95% Scotia Pacific Timber Collateralized Notes
     due July 20, 2015                                       -         320.0
10-1/2% Pacific Lumber Senior Notes due March 1,
     2003                                                    -         235.0
Pacific Lumber Credit Agreement                              -           9.4
11-1/4% MGI Senior Secured Notes due August 1,
     2003                                                    -         100.0
12-1/4% MGI Senior Secured Discount Notes due
     August 1, 2003, net of discount                         -         117.3
12% MGHI Senior Secured Notes due August 1, 2003         130.0         130.0
Other                                                      1.3            .6
                                                  ------------  ------------
                                                         998.5         912.3
Less: current maturities                                  (8.3)        (19.4)
                                                  ------------  ------------
                                                  $      990.2  $      892.9
                                                  ============  ============


          Scotia LLC Timber Collateralized Notes due 2028
          On July 20, 1998, Scotia LLC issued $867.2 million aggregate principal amount of Timber Notes which have an overall effective interest rate of 7.43% per annum. Net proceeds from the offering of the Timber Notes were used primarily to prepay the Old Timber Notes and to redeem the 10-1/2% Pacific Lumber Senior Notes, the 11-1/4% MGI Senior Secured Notes and the 12-1/4% MGI Senior Secured Discount Notes (collectively, the "MGI NOTES") effective August 19, 1998. The Company recognized an extraordinary loss of $41.8 million, net of the related income tax benefit of $23.6 million, in 1998 for the early extinguishment of the Old Timber Notes, the Pacific Lumber Senior Notes and the MGI Notes. Concurrently with the issuance of the Timber Notes, (i) Scotia Pacific was merged into Scotia LLC, (ii) Pacific Lumber transferred to Scotia LLC approximately 13,500 acres of timberlands and the timber and timber harvesting rights with respect to an additional 19,700 acres of timberlands, and (iii) Scotia LLC transferred to Pacific Lumber the timber and timber harvesting rights related to approximately 1,400 acres of timberlands.

          Under the Timber Notes Indenture, the business activities of Scotia LLC are generally limited to the ownership and operation of its timber and timberlands. The Timber Notes are senior secured obligations of Scotia LLC and are not obligations of, or guaranteed by, Pacific Lumber or any other person. The Timber Notes are secured by a lien on (i) Scotia LLC's timber and timberlands (representing $252.0 million of the Company's consolidated timber and timberlands balance at December 31, 1998), and (ii) substantially all of Scotia LLC's other property. Interest on the Timber Notes is further secured by a line of credit agreement between Scotia LLC and a bank pursuant to which Scotia LLC may borrow to pay interest on the Timber Notes. The Timber Notes Indenture permits Scotia LLC to have outstanding up to $75.0 million of non-recourse indebtedness to acquire additional timberlands and to issue additional timber notes provided certain conditions are met (including repayment or redemption of the $160.7 million of Class A-1 Timber Notes).

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

          As a result of the sale of approximately 5,600 acres of Pacific Lumber's timberlands consisting of two forest groves commonly referred to as the Headwater Forest and Elk Head Springs Forest (the "HEADWATERS TIMBERLANDS") on March 1, 1999, Salmon Creek received proceeds of $299.9 million in cash. See Note 12 to the Consolidated Financial Statements. Salmon Creek has deposited approximately $285.0 million of such proceeds into an escrow account (the "ESCROWED FUNDS"), pursuant to an escrow agreement (the "ESCROW AGREEMENT") as necessary to support the Timber Notes. The net proceeds of the sale of the Grizzly Creek grove will also be placed in escrow (on the same basis as the net proceeds of the sale of the Headwaters Timberlands) unless, at the time of receipt of such proceeds, funds are no longer on deposit under the Escrow Agreement.

          Under the Escrow Agreement, the Escrowed Funds will be released by the Escrow Agent only in accordance with resolutions duly adopted by the Board of Managers of Scotia LLC and, unless the resolutions authorize the payment of funds exclusively to, or to the order of, the Trustee or the Collateral Agent under the Timber Notes Indenture, only if one or more of the following conditions are satisfied: (a) the resolutions authorizing the release of the Escrowed Funds are adopted by a majority of the Board of Managers of Scotia LLC (including the affirmative vote of the two independent managers); (b) a Rating Agency Confirmation (as defined in the Timber Notes Indenture) has been received that gives effect to the release or disposition of funds directed by the resolutions; or (c) Scotia LLC has received an opinion from a nationally recognized investment banking firm to the effect that, based on the revised harvest schedule and the other assumptions provided to such firm, the funds that would be available to Scotia LLC based on such harvest schedule, assumptions and otherwise under the Timber Notes Indenture after giving effect to the release or disposition of funds directed by such resolutions would be adequate (i) to pay Scheduled Amortization (as defined in the Timber Notes Indenture) on the Class A-1 and Class A-2 Timber Notes and (ii) to amortize the Class A-3 Timber Notes on a schedule consistent with the original harvest schedule as of July 9, 1998 (assuming that the Class A-3 Timber Notes are not refinanced on January 20, 2014).

          Pacific Lumber Credit Agreement
          On December 18, 1998, the Pacific Lumber Credit Agreement was amended and restated as a new three-year senior secured credit facility which expires on October 31, 2001. The new facility allows for borrowings of up to $60 million, all of which may be used for revolving borrowings, $20 million of which may be used for standby letters of credit and $30 million of which may be used for timberland acquisitions. Borrowings would be secured by all of Pacific Lumber's domestic accounts receivable and inventory. Borrowings for timberland acquisitions would also be secured by the acquired timberlands and, commencing in April 2001, are to be repaid annually from 50% of Pacific Lumber's cash flow (as defined). The remaining excess cash flow is available for dividends. Upon maturity of the facility, all outstanding borrowings used for timberland acquisitions will convert to a term loan repayable over four years. At December 31, 1998, Pacific Lumber had $27.5 million of borrowings available under the agreement, no borrowings were outstanding and letters of credit outstanding amounted to $14.4 million.

          12% MGHI Senior Secured Notes due 2003 (the "MGHI NOTES")
          The MGHI Notes due August 1, 2003 are guaranteed on a senior, unsecured basis by MAXXAM. The common stock of MGI serves as security for the MGHI Notes. Interest is payable semi-annually. In connection with the redemption of the MGI Notes and the issuance of the Timber Notes, MGHI amended the indenture for the MGHI Notes, to among other things, pledge all of the 27,938,250 shares of Kaiser common stock it owns, 16,055,000 shares of which were released from the pledge securing the MGI Notes.

          The net proceeds from the offering of the MGHI Notes after estimated expenses were approximately $125.0 million, all of which was loaned to MAXXAM pursuant to an intercompany note (the "MAXXAM NOTE") which is pledged to secure the MGHI Notes. The MAXXAM Note bears interest at the rate of 11% per annum (payable semi-annually on the interest payment dates applicable to the MGHI Notes) and matures on August 1, 2003. MAXXAM is entitled to defer the payment of interest on the MAXXAM Note on any interest payment date to the extent that the Company has sufficient available funds to satisfy its obligations on the MGHI Notes on such date. Any such deferred interest will be added to the principal amount of the MAXXAM Note and will be payable at maturity. As of December 31, 1998, $7.8 million of interest had been deferred and added to principal. An additional $7.3 million was deferred and added to principal in January 1999.

          Maturities
          Scheduled maturities of long-term debt for the five years following December 31, 1998 are: $8.3 million in 1999, $16.1 million in 2000, $16.5 million in 2001, $17.3 million in 2002, $149.5 million in 2003 and $790.8 million thereafter.

          Restricted Net Assets of Subsidiaries
          As of December 31, 1998 and 1997, all of the assets of MGI and its subsidiaries are subject to certain debt instruments which restrict the ability to transfer assets, make loans and advances and pay dividends to the Company. As of December 31, 1998, under the most restrictive covenants contained in the indentures governing the Timber Notes and the Pacific Lumber Credit Agreement, Pacific Lumber could pay no dividends.

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

          Pursuant to a tax allocation agreement between MAXXAM, Pacific Lumber, and Salmon Creek (the "PL TAX ALLOCATION AGREEMENT"), Pacific Lumber is liable to MAXXAM for the federal consolidated income tax liability of Pacific Lumber, Scotia LLC and certain other subsidiaries of Pacific Lumber (but excluding Salmon Creek) (collectively, the "PL SUBGROUP") computed as if the PL Subgroup was a separate affiliated group of corporations which was never connected with MAXXAM. The PL Tax Allocation Agreement further provides that Salmon Creek is liable to MAXXAM for its federal income tax liability computed on a separate company basis as if it was never connected with MAXXAM. The remaining subsidiaries of MGI are each liable to MAXXAM for their respective income tax liabilities computed on a separate company basis as if they were never connected with MAXXAM, pursuant to their respective tax allocation agreements.

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

          The credit (provision) in lieu of income taxes on income (loss) before income taxes and extraordinary item consists of the following (in millions):



                                                  YEARS ENDED DECEMBER 31,
                                         ----------------------------------------
                                              1998          1997          1996
                                         ------------  ------------  ------------
Current:
     Federal in lieu of income taxes     $         .1  $        (.4) $        (.2)
     State and local                              (.1)          (.1)            -
                                         ------------  ------------  ------------
                                                    -           (.5)          (.2)
                                         ------------  ------------  ------------
Deferred:
     Federal in lieu of income taxes              7.1          (4.7)            -
     State and local                              2.2             -            .5
                                         ------------  ------------  ------------
                                                  9.3          (4.7)           .5
                                         ------------  ------------  ------------
                                         $        9.3  $       (5.2) $         .3
                                         ============  ============  ============


          A reconciliation between the credit (provision) in lieu of income taxes and the amount computed by applying the federal statutory income tax rate to income (loss) before income taxes and extraordinary item is as follows (in millions):


                                                  YEARS ENDED DECEMBER 31,
                                         ----------------------------------------
                                              1998          1997          1996
                                         ------------  ------------  ------------
Income (loss) before income taxes and
     extraordinary item                  $      (27.4) $       23.8  $        5.9
                                         ============  ============  ============

Amount of federal income tax credit
     (provision) based upon the
     statutory rate                      $        9.6  $       (8.3) $       (2.1)
Revision of prior years' tax estimates
     and other changes in valuation
     allowances                                  (1.4)           .9           3.4
Equity in earnings of Kaiser not tax
     effected                                      .1           2.5             -
State and local taxes, net of federal
     tax effect                                   1.3           (.1)          (.6)
Expenses for which no federal tax
     benefit is available                         (.3)          (.2)          (.5)
Other                                               -             -            .1
                                         ------------  ------------  ------------
                                         $        9.3  $       (5.2) $         .3
                                         ============  ============  ============


          The revision of prior years' tax estimates and other changes in valuation allowances as shown in the table above include amounts for the reversal of reserves which the Company no longer believes are necessary, other changes in prior years' tax estimates and changes in valuation allowances with respect to deferred income tax assets. Generally, the reversal of reserves relates to the expiration of the relevant statute of limitations with respect to certain income tax returns or the resolution of specific income tax matters with the relevant tax authorities. For the year ended December 31, 1996, the reversal of reserves which the Company believes are no longer necessary resulted in a credit to the income tax provision of $3.2 million. There were no reversals of reserves for the years ended December 31, 1998 and 1997.

          The components of the Company's net deferred income tax assets (liabilities) are as follows (in millions):




                                                         DECEMBER 31,
                                                 --------------------------
                                                      1998          1997
                                                 ------------  ------------
Deferred income tax assets:
     Loss and credit carryforwards               $      114.7  $       69.1
     Timber and timberlands                              37.4          34.6
     Other                                               10.9          32.3
     Valuation allowances                               (47.8)        (49.8)
                                                 ------------  ------------
          Total deferred income tax assets, net         115.2          86.2
                                                 ------------  ------------
Deferred income tax liabilities:
     Property, plant and equipment                      (15.1)        (17.7)
     Inventories                                         (9.9)        (13.9)
     Other                                               (9.5)         (6.7)
                                                 ------------  ------------
          Total deferred income tax liabilities         (34.5)        (38.3)
                                                 ------------  ------------
Net deferred income tax assets                   $       80.7  $       47.9
                                                 ============  ============


          The valuation allowances listed above relate to loss and credit carryforwards. As of December 31, 1998, approximately $37.4 million of the net deferred income tax assets listed above relate to the excess of the tax basis over financial statement basis with respect to timber and timberlands. The Company believes it is more likely than not that this net deferred income tax asset will be realized, based primarily upon the estimated value of its timber and timberlands which is well in excess of its tax basis. Also included in net deferred income tax assets as of December 31, 1998 is $66.9 million which relates to the benefit of loss and credit carryforwards, net of valuation allowances. The Company evaluated all appropriate factors to determine the proper valuation allowances for loss and credit carryforwards. These factors included any limitations concerning use of the carryforwards, the year the carryforwards expire and the levels of taxable income necessary for utilization. The Company has concluded that it will more likely than not generate sufficient taxable income to realize the benefit attributable to the loss and credit carryforwards for which valuation allowances were not provided.

          Included in the net deferred income tax assets listed above are $72.9 million and $43.0 million at December 31, 1998 and 1997, respectively, which are recorded pursuant to the tax allocation agreements with MAXXAM.

          The following table presents the estimated tax attributes for federal income tax purposes for the Company and its subsidiaries as of December 31, 1998, under the terms of the respective tax allocation agreements (dollar amounts in millions). The utilization of certain of these attributes is subject to limitations.


                                                                  EXPIRING
                                                                  THROUGH
                                                               ------------
Regular Tax Attribute Carryforwards:
     Net operating losses                               $311.8         2018
Alternative Minimum Tax Attribute
  Carryforwards:
     Net operating losses                               $280.0         2018


          The income tax credit (provision) related to other comprehensive income for the years ended December 31, 1998 and 1997 were $(0.3) million and $0.3 million, respectively. There was no other comprehensive income for the year ended December 31, 1996.

7.        EMPLOYEE BENEFIT PLANS

          In the fourth quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures About Pension and Other Postretirement Benefits" ("SFAS NO. 132"), which amends Statements of Financial Accounting Standards Nos. 87, 88 and 106. SFAS No. 132, among other things, standardizes the disclosure requirements for pensions and other postretirement benefits and suggests combined formats for presentation of such disclosures, but has no impact on the computation of the reported amounts. Prior year disclosures have been revised to comply with SFAS No. 132.

          Pension and Other Postretirement Benefit Plans
          Pacific Lumber has a defined benefit plan which covers all employees of Pacific Lumber. Under the plan, employees are eligible for benefits at age 65 or earlier, if certain provisions are met. The benefits are determined under a career average formula based on each year of service with Pacific Lumber and the employee's compensation for that year. Pacific Lumber's funding policy is to contribute annually an amount at least equal to the minimum cash contribution required by The Employee Retirement Income Security Act of 1974, as amended.

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

          The following tables present the changes, status and assumptions of Pacific Lumber's pension and other postretirement benefit plans as of December 31, 1998 ( in millions):


                                         PENSION BENEFITS         MEDICAL/LIFE BENEFITS
                                   --------------------------  --------------------------
                                                        DECEMBER 31,
                                   ------------------------------------------------------
                                       1998           1997         1998          1997
                                   ------------  ------------  ------------  ------------
Change in benefit obligation:
     Benefit obligation at
          beginning of year        $       28.9  $       23.6  $        5.0  $       5.9
     Service cost                           2.2           1.9            .3           .3
     Interest cost                          2.2           1.9            .3           .3
     Plan participants'
          contributions                       -             -            .2           .3
     Plan amendments                          -            .9             -            -
     Actuarial (gain) loss                  1.6           1.1           (.5)        (1.1)
     Benefits paid                          (.6)          (.5)          (.3)         (.7)
                                   ------------  ------------  ------------  ------------
          Benefit obligation at
               end of year                 34.3          28.9            5.0         5.0
                                   ------------  ------------  ------------  ------------

Change in plan assets:
     Fair value of plan assets at
          beginning of year                25.9          21.8             -            -
     Actual return on assets                3.5           4.0             -            -
     Employer contributions                 1.1            .6            .1           .4
     Plan participants'
          contributions                       -             -            .2           .3
     Benefits paid                          (.6)          (.5)          (.3)         (.7)
                                   ------------  ------------  ------------  ------------
     Fair value of plan assets at
          end of year                      29.9          25.9             -            -
                                   ------------  ------------  ------------  ------------

     Benefit obligation in excess
          of plan assets                    4.4           3.0           5.0          5.0
     Unrecognized actuarial gain            4.4           4.2           1.5          1.0
     Unrecognized prior service
          costs                             (.9)          (.9)            -            -
                                   ------------  ------------  ------------   ----------
          Accrued benefit
               liability           $        7.9  $        6.3  $        6.5  $       6.0
                                   ============  ============  ============  ===========




                                         PENSION BENEFITS                        MEDICAL/LIFE BENEFITS
                            -----------------------------------------  ----------------------------------------
                                                           YEAR ENDED DECEMBER 31,
                            -----------------------------------------------------------------------------------
                                 1998           1997          1996          1998          1997          1996
                             ------------  ------------  ------------  ------------  ------------  ------------
Components of net periodic
     benefit costs:
     Service cost           $         2.2  $        1.9  $        1.9  $         .3  $         .3  $         .3
     Interest cost                    2.2           1.9           1.7            .3            .4            .4
     Expected return on
          assets                     (1.8)         (1.5)         (1.3)            -             -             -
     Amortization of prior
          service costs                .1             -             -             -             -             -
     Recognized net
          actuarial (gain)
          loss                          -             -             -           (.1)          (.1)            -
                             ------------  ------------  ------------  ------------  ------------  ------------
          Adjusted net
               periodic
               benefit
               costs        $         2.7  $        2.3  $        2.3  $         .5  $         .6  $         .7
                             ============  ============  ============  ============  ============  ============




                                                                                       MEDICAL/LIFE
                                          PENSION BENEFITS                               BENEFITS
                              ----------------------------------------  ----------------------------------------
                                                            YEAR ENDED DECEMBER 31,
                              ----------------------------------------------------------------------------------
                                  1998           1997          1996          1998          1997          1996
                              ------------  ------------  ------------  ------------  ------------  ------------
Weighted-average
     assumptions:
     Discount rate                    7.0%          7.3%          7.5%          7.0%          7.3%          7.5%
     Expected return on plan
          assets                      8.0%          8.0%          8.0%            -             -             -
     Rate of compensation
          increase                    5.0%          5.0%          5.0%          5.0%          5.0%          5.0%


Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates as of December 31, 1998 would have the following effects (in millions):



                                      1-PERCENTAGE-POINT      1-PERCENTAGE-POINT
                                           INCREASE                DECREASE
                                    ----------------------  ----------------------
 Effect on total of service and
      interest cost components              $   .1                  $ (.1)

 Effect on the postretirement
      benefit obligations                       .7                    (.6)


          Employee Savings Plan
          Pacific Lumber's employees are eligible to participate in a defined contribution savings plan sponsored by MAXXAM. This plan is designed to enhance the existing retirement programs of participating employees. Employees may elect to defer up to 16% of their base compensation to the plan. For those participants who have elected to defer a portion of their compensation to the plan, Pacific Lumber's matching contributions are dollar for dollar up to 4% of the participant's contributions for each pay period. The cost to the Company of this plan was $1.4 million, $1.5 million and $1.4 million for the years ended December 31, 1998, 1997 and 1996, respectively.

          Workers' Compensation Benefits
          Pacific Lumber is self-insured for workers' compensation benefits, whereas Britt is insured for workers' compensation benefits by an outside party. Included in accrued compensation and related benefits and other noncurrent liabilities are accruals for workers' compensation claims amounting to $10.8 million at both December 31, 1998 and 1997. Workers' compensation expenses amounted to $3.5 million, $4.7 million and $2.6 million for the years ended December 31, 1998, 1997 and 1996, respectively.

8.        RELATED PARTY TRANSACTIONS

          MAXXAM provides the Company and certain of the Company's subsidiaries with accounting and data processing services. In addition, MAXXAM provides the Company with office space and various office personnel, insurance, legal, operating, financial and certain other services.
MAXXAM's expenses incurred on behalf of the Company are reimbursed by the Company through payments consisting of (i) an allocation of the lease expense for the office space utilized by or on behalf of the Company and
(ii) a reimbursement of actual out-of-pocket expenses incurred by MAXXAM, including, but not limited to, labor costs of MAXXAM personnel rendering services to the Company. Charges by MAXXAM for such services were $3.5 million, $2.5 million and $2.7 million for the years ended December 31, 1998, 1997 and 1996, respectively. The Company believes that the services being rendered are on terms not less favorable to the Company than those which would be obtainable from unaffiliated third parties.

9.        CONTINGENCIES

          Regulatory and environmental matters play a significant role in the Company's business, which is subject to a variety of California and federal laws and regulations, as well as the Final HCP and Final SYP (defined below), dealing with timber harvesting practices, threatened and endangered species and habitat for such species, and air and water quality. While regulatory and environmental concerns have resulted in restrictions on the geographic scope and timing of the Company's timber operations, increased operational costs and engendered litigation and other challenges to the Company's operations, prior to 1998 they have not had a significant adverse effect on the Company's financial position, results of operations or liquidity. However, the Company's 1998 results of operations were adversely affected by certain regulatory and environmental matters, including during the second half of 1998, the absence of a sufficient number of available THPs to enable the Company to conduct its operations at historic levels.

          On September 28, 1996, Pacific Lumber, including its subsidiaries and affiliates, and MAXXAM (the "PACIFIC LUMBER PARTIES") entered into an agreement (the "HEADWATERS AGREEMENT") with the United States and California which provided the framework for the acquisition of the Headwaters Timberlands by the United States and California. Consummation of the Headwaters Agreement was also conditioned upon, among other things: approval of a sustained yield plan establishing long-term sustained yield ("LTSY") harvest levels for Pacific Lumber's timberlands (the "SYP"), approval of a habitat conservation plan (the "HCP") covering multiple species (the "MULTI-SPECIES HCP") and issuance of incidental take permits related to the Multi-Species HCP ("PERMITS"). As further described in Note 12 "Subsequent Events," on March 1, 1999, the Pacific Lumber Parties, the United States and California consummated the Headwaters Agreement. In addition to the transfer of the Headwaters Timberlands by the Pacific Lumber Parties described in Note 12, Pacific Lumber received an approved SYP (the "FINAL SYP"), Multi-Species HCP (the "FINAL HCP") and related Permits. The Pacific Lumber Parties and California also executed an agreement regarding the enforcement of the California bill which authorized state funds for the purchase of the Headwaters Timberlands while imposing certain restrictions on the remaining timberlands held by the Pacific Lumber Parties (the "CALIFORNIA AGREEMENT").

           The Final SYP complies with certain California Board of Forestry regulations requiring timber companies to project timber growth and harvest on their timberlands over a 100-year planning period and establish an LTSY harvest level. An SYP must demonstrate that the average annual harvest over any rolling ten-year period will not exceed the LTSY harvest level and that a timber company's projected timber inventory is capable of sustaining the LTSY harvest level in the last decade of the 100-year planning period. Under the Final SYP, the Company's projected base average annual harvest level in the first decade could be approximately 179 million board feet of softwoods. The Final SYP is effective for 10 years, and may be amended by Pacific Lumber subject to approval by the CDF. The Final SYP is subject to review after five years. Revised SYPs would be prepared every decade that address the LTSY harvest level based upon reassessment of changes in the resource base and other factors.

          Several species, including the northern spotted owl, the marbled murrelet, the coho salmon and the steelhead trout, have been listed as endangered or threatened under the ESA and/or the California Endangered Species Act (the "CESA"). The Final HCP and the Permits allow incidental "take" of listed species so long as there is no "jeopardy" to the continued existence of such species. The Final HCP identifies the measures to be instituted in order to minimize and mitigate the anticipated level of take to the greatest extent practicable. The Final HCP not only provides for the Company's compliance with habitat requirements for the northern spotted owl, the marbled murrelet, the coho salmon and the steelhead trout, it also provides for issuance of Permits for thirteen additional species that are or may be listed in the future. The Final HCP and related Permits have a term of 50 years, and, among other things, include the following protective measures: (i) setting aside timberlands as marbled murrelet conservation areas; (ii) establishing streamside "no-cut" and limited cut buffers as well as mass wasting areas based on a five-year assessment of each of the Company's watersheds; (iii) limiting harvesting activities during wet weather conditions, and (iv) making certain specified improvements to the
Company's roads.   The Final SYP is also subject to the foregoing
provisions. The Company believes that the Final SYP and the Final HCP should in the long-term expedite the preparation and facilitate approval of its THPs, although there can be no assurance that the Company will not face difficulties in the THP submission and approval process as it implements these agreements.

          Lawsuits are threatened which seek to prevent the Company from implementing the Final HCP and the Final SYP, and lawsuits are pending concerning certain of the Company's approved THPs or other operations. On January 26, 1998 an action entitled Coho Salmon, et al v. Pacific Lumber, et al, (the "COHO LAWSUIT") was filed against Pacific Lumber, Scotia Pacific and Salmon Creek. This action alleged, among other things, violations of the ESA and claims that defendants' logging operations in five watersheds have contributed to the "take" of the coho salmon. In March 1999, the Coho lawsuit was dismissed, with prejudice. Pacific Lumber has also received notice of additional threatened actions with respect to the coho salmon. On August 12, 1998, an action entitled Environmental Protection Information Center, Inc., Sierra Club v. Pacific Lumber, Scotia Pacific and Salmon Creek (the "EPIC LAWSUIT") was filed by two environmental groups against Pacific Lumber, Scotia Pacific and Salmon Creek under which the environmental groups allege that certain procedural violations of the federal Endangered Species Act (the "ESA") have resulted from logging activities on the Company's timberlands and seek to prevent the defendants from carrying out any harvesting activities until certain wildlife consultation requirements under the ESA are satisfied in connection with the development of the Final HCP. In March 1999, the court affirmed a preliminary injunction on harvesting on three THPs; however, it subsequently heard Pacific Lumber's motion to dismiss the case and issued an order for the plaintiffs to show cause why the lawsuit should not be dismissed as moot since the consultation requirement appears to have been concluded. On or about January 29, 1999, the Company received a notice from EPIC and the Sierra Club ("EPIC NOTICE LETTER") of their intent to sue Pacific Lumber and several federal and state agencies under the ESA. The letter alleges various violations of the ESA and challenges, among other things, the validity and legality of the Permits. The Company is unable to predict the outcome of either the EPIC lawsuit or the EPIC Notice Letter or their ultimate impact on the Company's financial condition or results of operations or the ability to harvest timber on its THPs. While the Company expects environmentally focused objections and lawsuits to continue, it believes that the Final HCP and the Permits should enhance its position in connection with these challenges.

          On November 9, 1998, the California Department of Forestry and Fire Protection ("CDF") notified Pacific Lumber that it had suspended Pacific Lumber's 1998 timber operator's license ("TOL"). As a result, Pacific Lumber ceased all operations under its TOL and made the necessary arrangements for independent contract loggers to be substituted where necessary (independent contractors historically account for approximately 60% of the harvesting activities on the Company's timberlands). On February 26, 1999, the CDF issued Pacific Lumber a conditional TOL for 1999. The 1999 TOL contains provisions which limit the use of roads during wet weather conditions and provides for an enhanced compliance program.
The CDF has also advised Pacific Lumber that if the 1999 TOL is revoked, issuance of a new conditional license would be unlikely. The Company does not believe that the restrictions imposed by the 1999 TOL will have an adverse effect on Pacific Lumber's or the Company's financial condition or results of operations.

10.  SUPPLEMENTAL CASH FLOW AND OTHER INFORMATION



                                                   YEARS ENDED DECEMBER 31,
                                          ----------------------------------------
                                               1998          1997          1996
                                          ------------  ------------  ------------
                                                        (IN MILLIONS)
Supplemental information on non-cash
     investing and financing activities:
     Acquisition of assets subject to
          other liabilities               $         .8  $        9.4  $          -
     Deferral of interest on MAXXAM note
          receivable                               7.8             -             -

Supplemental disclosure of cash flow
     information:
     Interest paid, net of capitalized
          interest                        $       78.2  $       73.1  $       63.8
     Income taxes paid (refunded)                   .2            .2          (2.9)
     Tax allocation payments to MAXXAM              .2            .4            .2



11.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

          Summary quarterly financial information for the years ended December 31, 1998 and 1997 is as follows (in millions):


                                                   THREE MONTHS ENDED
                                ------------------------------------------------------
                                   MARCH 31      JUNE 30    SEPTEMBER 30   DECEMBER 31
                                ------------  ------------  ------------  ------------
1998:
     Net sales                  $       51.9  $       63.5  $       65.9  $       52.3
     Operating income                   10.1          14.7          12.8           3.0
     Income (loss) before
          extraordinary item              .9           3.7          (1.5)        (21.1)
     Extraordinary item, net               -             -         (41.8)            -
     Net income (loss)                    .9           3.7         (43.4)        (21.0)

1997:
     Net sales                  $       66.8  $       76.8  $       72.8  $       70.8
     Operating income                   18.8          24.3          23.1          18.3
     Net income (loss)                   (.3)          5.0           5.8           8.1



12.  SUBSEQUENT EVENT

          As described in Note 9 above, on September 28, 1996, the Pacific Lumber Parties entered into the Headwaters Agreement with the United States and California which provided the framework for the acquisition by the United States and California of the Headwaters Timberlands. A substantial portion of the Headwaters Timberlands contain virgin old growth timber. Approximately 4,900 of these acres were owned by Salmon Creek, with the remaining acreage being owned by Pacific Lumber and Scotia LLC (Pacific Lumber owning the timber and related timber harvesting rights on Scotia LLC's acreage). On March 1, 1999, the Pacific Lumber Parties, the United States and California consummated the Headwaters Agreement. Salmon Creek received $299.9 million for its 4,900 acres and, for its 700 acres, Pacific Lumber received the 7,700 acre Elk River Timberlands which are to be contributed to Scotia LLC on or before August 1999. Approximately $285.0 million of these proceeds have been deposited into an escrow account held by an escrow agent and are to be made available as necessary to support the Timber Notes, and may be released only under certain circumstances.

          As a result of the disposition of the Headwaters Timberlands, the Company expects to recognize a pre-tax gain of approximately $240.0 million ($142.0 million, net of tax) in the first quarter of 1999. This amount represents the gain attributable to the portion of the Headwaters Timberlands for which the Company received $299.9 million in cash. With respect to the remaining portion for which the Company received the Elk River Timberlands, no gain has been recognized as this represented an exchange of substantially similar productive assets. These timberlands will be reflected in the Company's financial statements at approximately $6.0 million which represents the Company's historical cost for the timberlands which were transferred to the United States.

          Scotia LLC and Pacific Lumber also entered into agreements with California for the future sale to California of the Owl Creek and Grizzly Creek groves (the "OWL CREEK AGREEMENT" and the "GRIZZLY CREEK AGREEMENT," respectively). The Owl Creek Agreement provides for Scotia LLC to sell, on or before June 30, 2002, the Owl Creek grove to California for the lesser of the appraised fair market value or $79.7 million. At California's option, 25% of the payment may be paid upon closing with three equal annual installments thereafter and without interest. With respect to the Grizzly Creek Agreement, California may purchase from Pacific Lumber, on or before October 31, 2000, a portion of this grove for a purchase price determined based on fair market value, but not to exceed $19.9 million. The net proceeds from the Grizzly Creek grove will be placed into an escrow account (on the same basis as the net proceeds from the sale of the Headwaters Timberlands) unless, at the time of receipt of such proceeds, the Escrowed Funds are no longer held in an escrow account. California also has a five year option under the agreement to purchase additional property adjacent to the Grizzly Creek grove which is within the Grizzly Creek conservation
area.   The sale of the Owl Creek or Grizzly Creek groves will not be reflected in the Company's financial statements until they have been concluded.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE

          None.


                                  PART III


          Not applicable.


                                  PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  INDEX TO FINANCIAL STATEMENTS
                                                                 PAGE

     1.   FINANCIAL STATEMENTS (INCLUDED UNDER ITEM 8):

Report of Independent Public Accountants                          30
Consolidated Balance Sheet at December 31, 1998 and 1997          31
Consolidated Statement of Operations for the Years Ended
     December 31, 1998, 1997 and 1996                             32
Consolidated Statement of Cash Flows for the Years Ended
     December 31, 1998, 1997 and 1996                             33
Consolidated Statement of Stockholder's Deficit                   34
Notes to Consolidated Financial Statements                        35

     2.   FINANCIAL STATEMENT SCHEDULES:

          Schedule I  -  Condensed Financial Information of
                              Registrant at December 31, 1998
                              and 1997 and for years ended
                              December 31, 1998 and 1997,
                              and for the period from
                              November 4, 1996 (inception)
                              to December 31, 1996                50
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

(B)  REPORTS ON FORM 8-K

     There were no reports on Form 8-K during the fourth quarter of 1998. However, on March 24, 1999, the Company filed a current report on Form 8-K (under Item 5) concerning the filing of a Prospectus Supplement to the Prospectus dated December 30, 1998 of Scotia Pacific Company LLC, an indirect wholly owned subsidiary of the Registrant, concerning the consummation of the Headwaters Agreement and certain other developments since the date of the Prospectus.

(C)  EXHIBITS

     Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 55), which index is incorporated herein by reference.

         SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         MAXXAM GROUP HOLDINGS INC.

                       BALANCE SHEET (UNCONSOLIDATED)
             (IN MILLIONS OF DOLLARS, EXCEPT SHARE INFORMATION)



                                                           DECEMBER 31,
                                                   --------------------------
                                                        1998          1997
                                                   ------------  ------------
                      ASSETS

Current assets:
     Cash and cash equivalents                     $        5.6  $        1.9
     Receivable from MAXXAM Inc.                            6.1           5.5
                                                   ------------  ------------
          Total current assets                             11.7           7.4
Note receivable from MAXXAM Inc.                          132.8         125.0
Deferred income taxes                                      10.1           9.1
Deferred financing costs                                    3.5           4.2
                                                   ------------  ------------
                                                   $      158.1  $      145.7
                                                   ============  ============

      LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
     Accounts payable and other accrued
          liabilities                              $        1.1  $        1.2
     Accrued interest                                       6.5           6.5
                                                   ------------  ------------
          Total current liabilities                         7.6           7.7
Losses recognized in excess of investments in
     subsidiaries                                         155.0          79.2
Long-term debt                                            130.0         130.0
                                                   ------------  ------------
          Total liabilities                               292.6         216.9
                                                   ------------  ------------

Stockholder's deficit:
     Common stock, $1.00 par value, 3,000 shares
          authorized, 1,000 shares issued                     -             -
     Additional capital                                   123.2         123.2
     Accumulated deficit                                 (257.7)       (194.4)
                                                   ------------  ------------
          Total stockholder's deficit                    (134.5)        (71.2)
                                                   ------------  ------------
                                                   $      158.1  $      145.7
                                                   ============  ============


   See notes to consolidated financial statements and accompanying notes.



   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
                         MAXXAM GROUP HOLDINGS INC.

             CONDENSED STATEMENT OF OPERATIONS (UNCONSOLIDATED)
                          (IN MILLIONS OF DOLLARS)



                                                                     PERIOD FROM
                                                                     NOVEMBER 4,
                                                                         1996
                                                                     (INCEPTION)
                                                                          TO
                                          YEARS ENDED DECEMBER 31,   DECEMBER 31,
                                        --------------------------  ------------
                                             1998          1997          1996
                                        ------------  ------------  ------------
Investment, interest and other income   $       14.4  $       13.8  $         .3
Interest expense                               (16.4)        (16.4)          (.4)
General and administrative expenses              (.3)          (.3)            -
Equity in earnings (loss) of
     subsidiaries                              (56.1)         20.6           1.7
                                        ------------  ------------  ------------
Income (loss) before income taxes and
     extraordinary item                        (58.4)         17.7           1.6
Credit in lieu of income taxes                    .2            .9             -
                                        ------------  ------------  ------------
Income (loss) before extraordinary
     item                                      (58.2)         18.6           1.6
                                        ------------  ------------  ------------
Extraordinary Item:
     Loss on early extinguishment of
          debt, net of income taxes             (1.6)            -             -
                                        ------------  ------------  ------------
Net income (loss)                       $      (59.8) $       18.6  $        1.6
                                        ============  ============  ============


   See notes to consolidated financial statements and accompanying notes.


   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                         MAXXAM GROUP HOLDINGS INC.

             CONDENSED STATEMENT OF CASH FLOWS (UNCONSOLIDATED)
                          (IN MILLIONS OF DOLLARS)



                                                                   PERIOD FROM
                                                                   NOVEMBER 4,
                                                                       1996
                                                                   (INCEPTION)
                                                                        TO
                                        YEARS ENDED DECEMBER 31,   DECEMBER 31,
                                      --------------------------  ------------
                                           1998          1997          1996
                                      ------------  ------------  ------------
Cash flows from operating
     activities:
     Net income (loss)                $      (59.8) $       18.6  $       1.6
     Adjustments to reconcile net
          income (loss) to net cash
          provided by (used for)
          operating activities:
          Extraordinary loss on
               early extinguishment
               of debt, net                    1.6             -             -
          Amortization of deferred
               financing costs and
               discounts on
               long-term debt                   .8            .8             -
          Equity in loss (earnings)
               of subsidiaries                56.1         (20.6)         (1.7)
          Dividends from
               subsidiaries                   18.7           3.0             -
     Increase (decrease) in cash
          resulting from changes in:
          Receivable from MAXXAM
               Inc.                           (8.4)         (5.5)            -
          Accrued and deferred
               income taxes                    (.1)          (.8)           .3
          Accrued interest and other
               liabilities                     (.1)          5.2           1.3
     Other                                       -             -          (1.1)
                                      ------------  ------------  ------------
          Net cash provided by (used
               for) operating
               activities                      8.8           0.7            .4
                                      ------------  ------------  ------------

Cash flows from investing
     activities:
     Issuance of note to MAXXAM Inc.             -             -        (125.0)
                                      ------------  ------------  ------------
          Net cash used for
               investing activities              -             -        (125.0)
                                      ------------  ------------  ------------

Cash flows from financing
     activities:
     Proceeds from issuance of long-
          term debt                              -             -         130.0
     Consent fees for early
          retirement of
          subsidiaries' debt                  (2.6)            -             -
     Dividends paid                           (2.5)            -             -
     Incurrence of deferred
          financing costs                        -             -          (4.2)
                                      ------------  ------------  ------------
          Net cash provided by (used
               for) financing
               activities                     (5.1)            -         125.8
                                      ------------  ------------  ------------

Net increase in cash and cash
     equivalents                               3.7            .7           1.2
Cash and cash equivalents at
     beginning of year                         1.9           1.2             -
                                      ------------  ------------  ------------
Cash and cash equivalents at end of
     year                             $        5.6  $        1.9  $        1.2
                                      ============  ============  ============


   See notes to consolidated financial statements and accompanying notes.




   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                       NOTES TO FINANCIAL STATEMENTS


A.   DEFERRED INCOME TAXES

     The deferred income tax assets and liabilities reported in the accompanying unconsolidated balance sheet are determined by computing such amounts on a consolidated basis, as if MGHI files a consolidated tax return with all of its subsidiaries except Salmon Creek, and as if such corporations were never connected with MAXXAM, and then reducing such consolidated amounts by the amounts recorded by the Company's subsidiaries, but excluding Salmon Creek, pursuant to their respective tax allocation agreements with MAXXAM. The Company's net deferred income tax assets relate primarily to loss and credit carryforwards, net of valuation allowances. The Company evaluated all appropriate factors to determine the proper valuation allowances for these carryforwards, including any limitations concerning their use, the year the carryforwards expire and the levels of taxable income necessary for utilization. Based on this evaluation, the Company has concluded that it is more likely than not that it will realize the benefit of these carryforwards for which valuation allowances were not provided.

B.   LONG-TERM DEBT

     On December 23, 1996, the Company issued $130.0 million principal amount of 12% Senior Secured Notes due August 1, 2003. The MGHI Notes are guaranteed on a senior, unsecured basis by the Company. Interest is payable semi-annually. In connection with the redemption of the MGI Notes and the issuance of the Timber Notes, MGHI has amended the indenture for the MGHI Notes, to among other things, pledge all of the 27,938,250 shares of Kaiser common stock it owns, 16,055,000 shares of which were released from the pledge securing the MGI Notes.

C.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                      PERIOD FROM
                                                                      NOVEMBER 4,
                                                                          1996
                                                                      (INCEPTION)
                                                                           TO
                                           YEARS ENDED DECEMBER 31,   DECEMBER 31,
                                         --------------------------  ------------
                                              1998          1997          1996
                                         ------------  ------------  ------------
                                                       (IN MILLIONS)
Supplemental information on non-cash
     investing and financing activities:
     Deferral of interest on MAXXAM note
          receivable                     $        7.8  $          -  $          -

Supplemental disclosure of cash flow
     information:
     Interest paid                       $       15.6  $        9.4  $          -


                                 SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MAXXAM GROUP HOLDINGS INC.

Date:  March 30, 1999         By:    /S/ PAUL N. SCHWARTZ
                                       Paul N. Schwartz
                                Vice President, Chief Financial
                                     Officer and Director
                                 (Principal Financial Officer)


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March 30, 1999         By:   /S/ CHARLES E. HURWITZ
                                      Charles E. Hurwitz
                               Chairman of the Board, President,
                                  Chief Executive Officer and
                                           Director


Date:  March 30, 1999         By:    /S/ PAUL N. SCHWARTZ
                                       Paul N. Schwartz
                                Vice President, Chief Financial
                                     Officer and Director
                                 (Principal Financial Officer)


Date:  March 30, 1999         By:     /S/ JOHN T. LA DUC
                                        John T. La Duc
                                  Vice President and Director


Date:  March  30, 1999        By:  /S/ ELIZABETH D. BRUMLEY
                                     Elizabeth D. Brumley
                                          Controller
                                (Principal Accounting Officer)





                                                         INDEX OF EXHIBITS

      EXHIBIT
       NUMBER                                                           DESCRIPTION
-------------------      ---------------------------------------------------------------------------------------------------------
        3.1              Certificate of Incorporation of MAXXAM Group Holdings Inc. (the "Company" or "MGHI") (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4, Registration No. 333-
                         18723)

       *3.2              Amended and Restated By-laws of the Company, adopted July 7, 1998

        4.1              Indenture, dated as of December 23, 1996 among the Company, as Issuer, MAXXAM Inc., as Guarantor, and
                         First Bank National Association, as Trustee ("MGHI Indenture"),  regarding the Company's 12% Senior
                         Secured Notes due 2003 (incorporated herein by reference to Exhibit 4.1 to the Company's Registration
                         Statement on Form S-4, Registration No. 333-18723)

        4.2              First Supplemental Indenture, dated as of July 8, 1998, to the MGHI Indenture (incorporated herein by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q/A of the Company for the quarter ended
                         June 30, 1998; File No. 1-3924; the "MGHI June 1998 Form 10-Q/A")

        4.3              Second Supplemental Indenture, dated as of July 29, 1998, to the MGHI Indenture (incorporated herein by reference to Exhibit 4.5 to the MGHI June 1998 Form 10-Q/A)

        4.4              Indenture, dated as of July 20, 1998, between Scotia Pacific Company LLC ("Scotia LLC") and State Street
                         Bank and Trust Company ("State Street") regarding Scotia LLC's Class A-1, Class A-2 and Class A-3 Timber
                         Collateralized Notes (incorporated herein by reference to Exhibit 4.1 to Scotia LLC's Registration
                         Statement on Form S-4, Registration No. 333-63825; the "Scotia LLC Registration Statement")

        4.5              Deed of Trust, Security Agreement, Financing Statement Fixture Filing and Assignment of Proceeds, dated as of July 20, 1998, among Scotia LLC, Fidelity National Title Insurance Company, as trustee, and State
                         Street, as collateral agent (incorporated herein by reference to Exhibit 4.6 to the Scotia LLC
                         Registration Statement)

        4.6              Credit Agreement, dated as of July 20, 1998, among Scotia LLC, the financial institutions party thereto and Bank of America National Trust and Savings Association, as agent (incorporated herein by reference to
                         Exhibit 4.3 to the Quarterly Report on Form 10-Q/A of MAXXAM Inc. for the quarter ended June 30, 1998;
                         File No. 1-3924; the "MAXXAM June 1998 Form 10-Q")

       *4.7              Amended and Restated Credit Agreement dated as of December 18, 1998 between The Pacific Lumber Company
                         ("Pacific Lumber") and Bank of America National Trust and Savings Association
                         Note:  Pursuant to Regulation Section 229.601, Item 601 (b)(4)(iii) of Regulation S-K, upon request of the Securities and Exchange Commission, the Company hereby agrees to furnish a copy of any unfiled instrument which defines the rights of holders of long-term debt of the Company and its consolidated subsidiaries (and for any of its unconsolidated subsidiaries for which financial statements are required to be filed) wherein the total amount of securities authorized thereunder does not exceed 10 percent of the total consolidated assets of the Company

        10.1             Tax Allocation Agreement dated as of December 23, 1996 between MGHI and MAXXAM Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-4, Registration No. 333-
                         8723)

        10.2             Tax Allocation Agreement between MAXXAM Group Inc. ("MGI") and MAXXAM Inc. dated as of August 4, 1993
                         (incorporated herein by reference to Exhibit 10.6 to the Amendment No. 3 to the Registration Statement on
                         Form S-2 of MGI, Registration No. 33-64042; the "MGI Registration Statement")

        10.3             Tax Allocation Agreement dated as of May 21, 1988 among MAXXAM Inc., MGI, Pacific Lumber and the corporations signatory thereto (incorporated herein by reference to Exhibit 10.8 to Pacific Lumber's
                         Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-9204)

        10.4             Tax Allocation Agreement among Pacific Lumber, Scotia LLC, Salmon Creek Corporation and MAXXAM Inc. dated as of March 23, 1993 (incorporated herein by reference to Exhibit 10.1 to Amendment No. 3 to the Form S-
                         1 Registration Statement of Scotia Pacific Holding Company, Registration No. 33-55538)

        10.5             Tax Allocation Agreement between MAXXAM Inc. and Britt Lumber Co., Inc. ("Britt"), dated as of July 3,
                         1990 (incorporated herein by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for
                         the fiscal year ended December 31, 1993)

        10.6             Non-Negotiable Intercompany Note dated as of December 23, 1996 executed by MAXXAM Inc. in favor of the
                         Company (incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form
                         S-4, Registration No. 333-18723)

        10.7             Power Purchase Agreement dated as of January 17, 1986 between Pacific Lumber and Pacific Gas and Electric
                         Company (incorporated herein by reference to Exhibit 10(n) to Pacific Lumber's Registration Statement on
                         Form S-1, Registration No. 33-5549)

        10.8             New Master Purchase Agreement, dated as of July 20, 1998, between Scotia LLC and Pacific Lumber
                         (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for
                         the quarter ended June 30, 1998; File No. 333-18723; the "MGHI June 1998 Form 10-Q")

        10.9             New Services Agreement, dated as of July 20, 1998, between Pacific Lumber and Scotia LLC (incorporated herein by reference to Exhibit 10.2 to the MGHI June 1998 Form 10-Q)

        10.10            New Additional Services Agreement, dated as of July 20, 1998, between Scotia LLC and Pacific Lumber
                         (incorporated herein by reference to Exhibit 10.3 to the MGHI June 1998 Form 10-Q)

        10.11            New Reciprocal Rights Agreement, dated as of July 20, 1998, among Pacific Lumber, Scotia LLC and Salmon
                         Creek Corporation (incorporated herein by reference to Exhibit 10.4 to the MGHI June 1998 Form 10-Q)

        10.12            New Environmental Indemnification Agreement, dated as of July 20, 1998, between Pacific Lumber and Scotia
                         LLC (incorporated herein by reference to Exhibit 10.5 to the MGHI June 1998 Form 10-Q)

        10.13            Purchase and Services Agreement between Pacific Lumber and Britt Lumber Co., Inc. (incorporated herein by reference to Exhibit 10.17 to Amendment No. 2 to the Form S-2 Registration Statement of Pacific Lumber;
                         Registration Statement No. 33-56332)

        10.14            Undertaking, dated as of August 4, 1993, executed by MAXXAM in favor of MGI (incorporated herein by reference to Exhibit 10.24 to MGI's Annual Report on Form 10-K for the fiscal year ended December 31,
                         1994, File No. 1-8857)

        10.15            Agreement (the "Headwaters Agreement") dated as of September 28, 1996 among MAXXAM Inc., The Pacific
                         Lumber Company (on behalf of itself, its subsidiaries and its affiliates), the United States of America and the State of California (incorporated herein by reference to Exhibit 10.1 to MAXXAM Inc.'s Form 8-K dated September 28, 1996; File No. 1-3924)

        10.16            Implementation Agreement with Regard to Habitat Conservation Plan for the Properties of Pacific Lumber,
                         Scotia LLC and Salmon Creek Corporation ("Salmon Creek") dated  as of February 1999 by and among The
                         United States Fish and Wildlife Service, the National Marine Fisheries Service, the California Department
                         of Fish and Game ("CDF&G"), the California Department of Forestry and Fire Protection (the "CDF") and
                         Pacific Lumber, Salmon Creek and Scotia LLC (incorporated herein by reference to Exhibit 99.3 to Scotia
                         LLC's Form 8-K dated March 19, 1999; File No. 333-63825)

        10.17            Agreement Relating to Enforcement of AB 1986 dated as of February 25, 1999 by and among The California
                         Resources Agency, CDF&G, The California Department of Forestry, The California Wildlife Conservation
                         Board (the "CWCB"), Pacific Lumber, Salmon Creek and Scotia LLC (incorporated herein by reference to
                         Exhibit 99.4 to Scotia LLC s Form 8-K dated March 19, 1999; File No. 333-63825)

        10.18            Habitat Conservation Plan dated as of February 1999 for the Properties of Pacific Lumber, Scotia Pacific
                         Holding Company and Salmon Creek (incorporated herein by reference to Exhibit 99.5 to Scotia LLC's Form
                         8-K dated March 19, 1999; File No. 333-63825)

        10.19            Agreement for Transfer of Grizzly Creek and Escrow Instructions and Option Agreement dated as of February
                         26, 1999 by and between Pacific Lumber and the State of California acting by and through the CWCB Board
                         (incorporated herein by reference to Exhibit 99.6 to Scotia LLC's Form 8-K dated March 19, 1999; File No.
                         333-63825)

        10.20            Agreement for Transfer of Owl Creek and Escrow Instructions and Option Agreement dated as of February 26,
                         1999 by and between the Company and the State of California acting by and through the CWCB (incorporated herein by reference to Exhibit 99.7 to Scotia LLC's Form 8-K dated March 19, 1999; File No. 333-63825)

        10.21            Letter dated February 25, 1999 from the CDF to Pacific Lumber (incorporated herein by reference to
                         Exhibit 99.8 to Scotia LLC's Form 8-K dated March 19, 1999; File No. 333-63825)

        10.22            Letter dated March 1, 1999 from the CDF to Pacific Lumber (incorporated herein by reference to Exhibit
                         99.9 to Scotia LLC's Form 8-K dated March 19, 1999, File No. 333-63825)

        10.23            Letter dated March 1, 1999 from the U.S. Department of the Interior Fish and Wildlife Service and the
                         U.S. Department of Commerce National Oceanic and Atmospheric Administration to Pacific Lumber, Salmon
                         Creek and the Company (incorporated herein by reference to Exhibit 99.10 to Scotia LLC's Form 8-K dated
                         March 19, 1999; File No. 333-63825)

        10.24            Escrow Agreement dated as of March 1, 1999 ("Escrow Agreement") among Pacific Lumber, Salmon Creek and
                         Citibank, N.A. (incorporated herein by reference to Exhibit 10.15 to Scotia LLC's Annual Report on Form
                         10-K for the fiscal year ended December 31, 1999; File No. 333-63825)

        10.25            Amendment to Escrow Agreement dated as of March 26, 1999 (incorporated herein by reference to Exhibit
                         10.16 to Scotia LLC's Annual Report on Form 10-K for the fiscal year ended December 31, 1999; File No.
                         333-63825)

       *27               Financial Data Schedule

       *99.1             The consolidated financial statements and notes thereto of MAXXAM Inc. for the fiscal year ended December
                         31, 1998

       *99.2             The financial statements and notes thereto of MAXXAM Group Inc. for the fiscal year ended December 31,
                         1998

       *99.3             The consolidated financial statements and notes thereto of Kaiser Aluminum Corporation for the fiscal year ended December 31, 1998

---------------
* Included with this filing.
