Form 10-Q
period 1999-03-31
MAXXAM GROUP HOLDINGS INC
filed 1999-05-07
CIK 1029500

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q

                              ---------------

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

     Number of shares of common stock outstanding at May 3, 1999: 1,000


Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.


                             TABLE OF CONTENTS


PART I.  -  FINANCIAL INFORMATION

     Item 1.   Financial Statements:
          Consolidated Balance Sheet at March 31, 1999 and
               December 31, 1998
          Consolidated Statement of Operations for the three
               months ended March 31, 1999 and 1998
          Consolidated Statement of Cash Flows for the three
               months ended March 31, 1999 and 1998
          Condensed Notes to Consolidated Financial Statements

     Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

     Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk

PART II.  -  OTHER INFORMATION

     Item 1.   Legal Proceedings
     Item 6.   Exhibits and Reports on Form 8-K
     Signatures

APPENDIX A - GLOSSARY OF DEFINED TERMS

                MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET
             (IN MILLIONS OF DOLLARS, EXCEPT SHARE INFORMATION)


                                                    MARCH 31,    DECEMBER 31,
                                                       1999          1998
                                                  ------------  ------------
                                                   (UNAUDITED)
                      ASSETS
Current assets:
     Cash and cash equivalents                    $      124.0  $      150.8
     Marketable securities                                23.8          11.7
     Receivables:
          Trade                                            9.2          10.5
          Other                                            4.4           7.1
     Inventories                                          29.3          44.0
     Prepaid expenses and other current assets             8.2           8.0
                                                  ------------  ------------
          Total current assets                           198.9         232.1
Timber and timberlands, net of accumulated
     depletion of $176.0 and $178.4, respectively        254.5         302.3
Property, plant and equipment, net of accumulated
     depreciation of $87.9 and $85.7,
     respectively                                        101.9         103.1
Note receivable from MAXXAM Inc.                         140.1         132.8
Investment in Kaiser Aluminum Corporation                 28.0          41.5
Deferred financing costs, net                             25.6          26.2
Deferred income taxes                                     18.3          90.4
Restricted cash                                          294.2          16.6
Other assets                                               7.8           7.2
                                                  ------------  ------------
                                                  $    1,069.3  $      952.2
                                                  ============  ============

      LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
     Accounts payable                             $        2.2  $        3.4
     Accrued interest                                     15.1          34.9
     Accrued compensation and related benefits             8.8           8.4
     Deferred income taxes                                 3.6           9.7
     Other accrued liabilities                             9.6           2.2
     Long-term debt, current maturities                   15.9           8.3
                                                  ------------  ------------
          Total current liabilities                       55.2          66.9
Long-term debt, less current maturities                  977.2         990.2
Other noncurrent liabilities                              51.1          29.6
                                                  ------------  ------------
          Total liabilities                            1,083.5       1,086.7
                                                  ------------  ------------
Contingencies

Stockholder's deficit:
     Common stock, $1.00 par value; 3,000 shares
          authorized; 1,000 shares issued                    -             -
     Additional capital                                  123.2         123.2
     Accumulated deficit                                (137.4)       (257.7)
                                                  ------------  ------------
          Total stockholder's deficit                    (14.2)       (134.5)
                                                  ------------  ------------
                                                  $    1,069.3  $      952.2
                                                  ============  ============



The accompanying notes are an integral part of these financial statements.


                MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF OPERATIONS
                          (IN MILLIONS OF DOLLARS)



                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                   --------------------------
                                                        1999          1998
                                                   ------------  ------------
                                                           (UNAUDITED)

Net sales:
     Lumber and logs                               $       41.6  $       48.5
     Other                                                  5.1           3.4
                                                   ------------  ------------
                                                           46.7          51.9
                                                   ------------  ------------

Operating expenses:
     Cost of goods sold                                    39.8          33.1
     Selling, general and administrative expenses           3.5           3.1
     Depletion and depreciation                             4.9           5.6
                                                   ------------  ------------
                                                           48.2          41.8
                                                   ------------  ------------

Operating income (loss)                                    (1.5)         10.1

Other income (expense):
     Gain on sale of Headwaters Timberlands               239.8             -
     Equity in earnings (loss) of Kaiser Aluminum
          Corporation                                     (13.5)          4.3
     Investment, interest and other income                  8.2           8.4
     Interest expense                                     (20.6)        (23.8)
                                                   ------------  ------------
Income (loss) before income taxes                         212.4          (1.0)
Credit (provision) in lieu of income taxes                (92.1)          1.9
                                                   ------------  ------------
Net income                                         $      120.3  $        0.9
                                                   ============  ============



The accompanying notes are an integral part of these financial statements.


                MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                          (IN MILLIONS OF DOLLARS)




                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                   --------------------------
                                                        1999          1998
                                                   ------------  ------------
                                                           (UNAUDITED)

Cash flows from operating activities:
     Net income                                    $      120.3  $        0.9
     Adjustments to reconcile net income to net
          cash provided by operating activities:
          Depletion and depreciation                        4.9           5.6
          Gain on sale of Headwaters Timberlands         (239.8)            -
          Equity in undistributed loss (earnings)
               of Kaiser Aluminum Corporation              13.5          (4.3)
          Amortization of deferred financing
               costs and discounts on long-term
               debt                                         0.6           4.4
          Net gain on other asset dispositions                -          (1.8)
          Net sales of marketable securities               (9.8)          4.3
          Net (gain) loss on marketable
               securities                                  (2.3)         (2.3)
     Increase (decrease) in cash resulting from
          changes in:
          Receivables                                      (2.4)         12.9
          Inventories, net of depletion                    13.1           3.4
          Prepaid expenses and other assets                (0.8)         (0.1)
          Accounts payable                                 (1.1)         (1.3)
          Accrued interest                                (19.8)        (19.4)
          Other liabilities                                 0.5          (2.8)
          Accrued and deferred income taxes                92.1          (1.8)
     Other                                                    -          (0.9)
                                                   ------------  ------------
               Net cash used for operating
                    activities                            (31.0)         (3.2)
                                                   ------------  ------------
Cash flows from investing activities:
     Net proceeds from sale of Headwaters
          Timberlands                                     299.9             -
     Capital expenditures                                 (12.4)         (2.8)
     Restricted cash withdrawals used to acquire
          timberlands                                      10.3             -
     Net proceeds from sale of assets                         -           6.5
                                                   ------------  ------------
               Net cash provided by investing
                    activities                            297.8           3.7
                                                   ------------  ------------

Cash flows from financing activities:
     Redemptions, repurchases of and principal
          payments on long-term debt                       (5.4)        (10.8)
     Restricted cash (deposits) withdrawals, net         (287.9)          0.3
     Other                                                 (0.3)            -
                                                   ------------  ------------
               Net cash used for financing
                    activities                           (293.6)        (10.5)
                                                   ------------  ------------
Net decrease in cash and cash equivalents                 (26.8)        (10.0)
Cash and cash equivalents at beginning of period          150.8          91.8
                                                   ------------  ------------
Cash and cash equivalents at end of period         $      124.0  $       81.8
                                                   ============  ============

Supplemental disclosure of cash flow information:
     Interest paid, net of capitalized interest    $       39.4  $       38.8
     Income taxes paid                                        -           0.1



The accompany notes are an integral part of these financial statements.


                MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

            CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.        GENERAL

          The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Form 10-K. Any capitalized terms used but not defined in these Condensed Notes to Consolidated Financial Statements are defined in the "Glossary of Defined Terms" contained in Appendix A. All references to the "Company" include MAXXAM Group Holdings Inc. and its subsidiary companies unless otherwise noted or the context indicates otherwise. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

          The consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 1999, the consolidated results of operations for the three months ended March 31, 1999 and 1998 and the consolidated cash flows for the three months ended March 31, 1999 and 1998. The Company is a wholly owned subsidiary of MAXXAM.

          There were no reconciling items between net income and comprehensive income in either of the three month periods ended March 31, 1999 and 1998.

          SFAS No. 133 requires companies to recognize all derivative intruments as assets or liabilities in the balance sheet and to measure those instruments at fair value. SFAS No. 133 must be adopted by companies no later than January 1, 2000. Kaiser, the Company's equity investee, has hedging programs which use various derivative products to "lock-in" a price (or range of prices) for products sold or used so that earnings and cash flows are subject to reduced risk of volatility. Under SFAS No. 133, Kaiser will be required to "mark-to-market" its hedging positions at the end of each period in advance of the period of recognition for the transaction to which the hedge relates. Pursuant to SFAS No. 130, Kaiser will reflect changes in the fair value of its open hedging positions as an increase or reduction in stockholders' equity through comprehensive income. Under SFAS No. 130, the impact of the changes in the fair value of Kaiser's hedging positions will be reversed from comprehensive income (net of any fluctuations in other "open" positions) and will be reflected in traditional net income upon occurrence of the transaction to which the hedge relates. Under the equity method of accounting which the Company follows in accounting for its investment in Kaiser, the Company will reflect its equity share of Kaiser's adjustments to stockholder's equity through comprehensive income.

2.        HEADWATERS TRANSACTIONS

          As described in Note 7 below, on September 28, 1996, the Pacific Lumber Parties entered into the Headwaters Agreement with the United States and California which provided the framework for the acquisition by the United States and California of the Headwaters Timberlands. A substantial portion of the Headwaters Timberlands contains virgin old growth timber. Approximately 4,900 of these acres were owned by Salmon Creek, with the remaining acreage being owned by the Scotia LLC (Pacific Lumber owning the timber and related timber harvesting rights on this acreage). On March 1, 1999, the Pacific Lumber Parties, the United States and California consummated the Headwaters Agreement. Salmon Creek received $299.9 million for its 4,900 acres, and for its 700 acres, Pacific Lumber received the 7,700 acre Elk River Timberlands which are to be contributed to Scotia LLC on or before August 1999. Of these proceeds, $285.0 million has been deposited into an escrow account held by an escrow agent and are to be made available as necessary to support the Timber Notes, and may be released only under certain circumstances. As of March 31, 1999, the Escrowed Funds were $286.0 million which includes interest earned.

          As a result of the disposition of the Headwaters Timberlands, the Company recognized a pre-tax gain of $239.8 million ($142.1 million net of deferred taxes) in the first quarter of 1999. This amount represents the gain attributable to the portion of the Headwaters Timberlands for which the Company received $299.9 million in cash. With respect to the remaining portion of the Headwaters Timberlands for which the Company received the Elk River Timberlands, no gain has been recognized as this represented an exchange of substantially similar productive assets. These timberlands have been reflected in the Company's financial statements at an amount which represents the Company's historical cost for the timberlands which were transferred to the United States.

          Scotia LLC and Pacific Lumber also entered in the Owl Creek Agreement and the Grizzly Creek Agreement with California regarding the
future sale to California of the Owl Creek and Grizzly Creek groves.    The
Owl Creek Agreement provides for Scotia LLC to sell the Owl Creek grove to California, on or before June 30, 2002, for the lesser of the appraised fair market value or $79.7 million. At California's option, 25% of the payment may be paid upon closing with three equal annual installments thereafter and without interest. With respect to the Grizzly Creek Agreement, California may purchase from Pacific Lumber, on or before October 31, 2000, a portion of this grove for a purchase price determined based on fair market value, but not to exceed $19.9 million. The net proceeds from the Grizzly Creek grove will be placed into an escrow account (on the same basis as the net proceeds from the sale of the Headwaters Timberlands) unless, at the time of receipt of such proceeds, the Escrowed Funds are no longer held in an escrow account. California also has a five year option under the agreement to purchase additional property adjacent to the Grizzly Creek grove. The sale of the Owl Creek grove or Grizzly Creek grove will not be reflected in the Company's financial statements until it has been concluded.

3.        INVENTORIES

          Inventories consist of the following (in millions):



                                                    MARCH 31,    DECEMBER 31,
                                                       1999          1998
                                                  ------------  ------------
Lumber                                            $       28.3  $       36.0
Logs                                                       1.0           8.0
                                                  ------------  ------------
                                                  $       29.3  $       44.0
                                                  ============  ============



4.        RESTRICTED CASH

          Cash and cash equivalents include restricted cash of $52.1 million and $74.8 million at March 31, 1999 and December 31, 1998, respectively, which is being held as security for short positions in marketable securities and for debt service payments on the Timber Notes.

          Long-term restricted cash at March 31, 1999 primarily consists of the Escrowed Funds and funds held in the Prefunding Account. Long-term restricted cash at December 31, 1998 primarily consists of funds held in the Prefunding Account.


5.        INVESTMENT IN KAISER

          Subsequent to its formation, the Company received, as a capital contribution from MAXXAM, the Kaiser Shares. Kaiser operates in several principal aspects of the aluminum industry--the mining of bauxite into alumina, the production of primary aluminum from alumina, and the manufacture of fabricated (including semi-fabricated) aluminum products. Kaiser's common stock is publicly traded on the New York Stock Exchange under the trading symbol "KLU." The Kaiser Shares represent a 35.3% equity interest in Kaiser at March 31, 1999.

          The market value for the Kaiser Shares based on the price per share quoted at the close of business on April 30, 1999 was $218.3 million. There can be no assurance that such value would be realized should the Company dispose of its investment in the Kaiser Shares. The following tables contain summarized financial information of Kaiser (in millions).




                                                  MARCH 31,    DECEMBER 31,
                                                     1999          1998
                                                ------------  ------------
                                                (UNAUDITED)
Current assets                                  $      931.4  $    1,030.0
Property, plant and equipment, net                   1,098.6       1,108.7
Other assets                                           903.6         852.2
                                                ------------  ------------
               Total assets                     $    2,933.6  $    2,990.9
                                                ============  ============

Current liabilities                             $      551.7  $      558.4
Long-term debt, less current maturities                962.3         962.6
Other liabilities                                    1,221.9       1,227.2
Minority interests                                     116.7         123.5
Stockholders' equity                                    81.0         119.2
                                                ------------  ------------
               Total liabilities and
                    stockholders' equity        $    2,933.6  $    2,990.9
                                                ============  ============






                                                       THREE MONTHS ENDED
                                                           MARCH 31,
                                                  -------------------------
                                                       1999          1998
                                                  ------------  ------------
                                                  (UNAUDITED)
Net sales                                         $      479.4  $      597.0
Costs and expenses                                      (512.4)       (552.2)
Other expenses                                           (26.4)        (27.2)
                                                  ------------  ------------
Income (loss) before income taxes and minority
     interests                                           (59.4)         17.6
Credit (provision) for income taxes                       20.2          (6.2)
Minority interests                                         1.0           0.6
                                                  ------------  ------------
Net income (loss)                                        (38.2)         12.0
Dividends on preferred stock                                 -             -
                                                  ------------  ------------
Net income (loss) available to common
     stockholders                                 $      (38.2) $       12.0
                                                  ============  ============
Equity in earnings (loss) of Kaiser               $      (13.5) $        4.3
                                                  ============  ============



6.        LONG-TERM DEBT

          Long-term debt consists of the following (in millions):



                                                    MARCH 31,    DECEMBER 31,
                                                       1999          1998
                                                  ------------  ------------
7.43% Scotia LLC Timber Collateralized Notes due
     July 20, 2028                                $      861.9  $      867.2
Pacific Lumber Credit Agreement                              -             -
12% MGHI Senior Secured Notes due August 1, 2003         130.0         130.0
Other                                                      1.2           1.3
                                                  ------------  ------------
                                                         993.1         998.5
Less: current maturities                                 (15.9)         (8.3)
                                                  ------------  ------------
                                                  $      977.2  $      990.2
                                                  ============  ============



7.        CONTINGENCIES

          Regulatory and environmental matters play a significant role in the Company's business, which is subject to a variety of California and federal laws and regulations, as well as the Final HCP, Final SYP and 1999 TOL, dealing with timber harvesting practices, threatened and endangered species and habitat for such species, and air and water quality. While regulatory and environmental concerns have resulted in restrictions on the geographic scope and timing of the Company's timber operations, increased operational costs and engendered litigation and other challenges to the Company's operations, prior to 1998 they had not had a significant adverse effect on the Company's financial position, results of operations or liquidity. However, the Company's first quarter 1999 and year ended 1998 results of operations were adversely affected by certain regulatory and environmental matters, including during the second half of 1998 through the date of this report, the absence of a sufficient number of available THPs to enable the Company to conduct its operations at historic levels.

          On September 28, 1996, the Pacific Lumber Parties entered into the Headwaters Agreement with the United States and California which provided the framework for the acquisition of the Headwaters Timberlands by the United States and California. Consummation of the Headwaters Agreement was also conditioned upon, among other things, approval of an SYP, approval of a Multi-Species HCP and issuance of the Permits. As further described in Note 2 "Headwaters Transactions," on March 1, 1999, the Pacific Lumber Parties, the United States and California consummated the Headwaters Agreement. In addition to the transfer of the Headwaters Timberlands by the Pacific Lumber Parties described in Note 2, the Final SYP and the Final HCP were approved and the Permits were issued. The Pacific Lumber Parties and California also executed the California Agreement.

           The Final SYP complies with certain California Board of Forestry regulations requiring timber companies to project timber growth and harvest on their timberlands over a 100-year planning period and establish an LTSY harvest level. An SYP must demonstrate that the average annual harvest over any rolling ten-year period will not exceed the LTSY harvest level and that a timber company's projected timber inventory is capable of sustaining the LTSY harvest level in the last decade of the 100-year planning period. The Final SYP is effective for 10 years and may be amended by Pacific Lumber subject to approval by the CDF. The Final SYP is subject to review after five years. Revised SYPs would be prepared every decade that address the LTSY harvest level based upon reassessment of changes in the resource base and other factors.

          Several species, including the northern spotted owl, the marbled murrelet, the coho salmon and the steelhead trout, have been listed as endangered or threatened under the ESA and/or the CESA. The Final HCP and the Permits allow incidental "take" of these and certain other listed species so long as there is no "jeopardy" to the continued existence of such species. The Final HCP identifies the measures to be instituted in order to minimize and mitigate the anticipated level of take to the greatest extent practicable. The Final HCP not only provides for the Company's compliance with habitat requirements for the northern spotted owl, the marbled murrelet, the coho salmon and the steelhead trout, it also provides for issuance of Permits for thirteen additional species that are or may be listed in the future. The Final HCP and related Permits have a term of 50 years, and, among other things, include the following protective measures: (i) setting aside timberlands as marbled murrelet conservation areas; (ii) establishing streamside "no-cut" and limited cut buffers as well as mass wasting areas based on an assessment of each of the Company's watersheds to be completed within five years; (iii) limiting harvesting activities during certain times of the year and during wet weather conditions, and (iv) making certain specified improvements to the Company's
roads.   The Final SYP is also subject to the foregoing provisions. The
Company believes that the Final SYP and the Final HCP should in the long-term expedite the preparation and facilitate approval of its THPs, although there can be no assurance that the Company will not face difficulties in the THP submission and approval process as it implements these agreements.

          Under the Federal Clean Water Act, the EPA is required to establish TMDLs in water courses that have been declared to be "water quality impaired." The EPA and the North Coast Regional Water Quality Control Board are in the process of establishing TMDLs for seventeen northern California rivers and certain of their tributaries, including certain water courses that flow within the Company's timberlands. The final TMDL requirements applicable to the Company's timberlands may require aquatic measures that are different from or in addition to the prescriptions to be developed pursuant to the watershed analysis process contained in the Final HCP.

          Lawsuits are pending and threatened which seek to prevent the Company from implementing the Final HCP and/or the Final SYP, implementing certain of the Company's approved THPs or carrying out certain other operations. On August 12, 1998, the EPIC lawsuit was filed by two environmental groups against Pacific Lumber, Scotia Pacific and Salmon
Creek under which the environmental groups allege that certain procedural violations of the ESA have resulted from logging activities on the Company's timberlands and seek to prevent the defendants from carrying out any harvesting activities under certain THPs until certain wildlife consultation requirements under the ESA are satisfied. On March 15, 1999, the court affirmed a preliminary injunction preventing harvesting on three THPs; however, it subsequently heard Pacific Lumber's motion to dismiss the case and issued an order for the plaintiffs to show cause why the lawsuit should not be dismissed as moot since the consultation requirement appears to have been concluded upon approval of the Final HCP. On May 5, 1999, the court dissolved the preliminary injunction, granted the defendants' motion for summary judgment and dismissed the case as moot. On or about January 29, 1999, the Company received the EPIC Notice Letter which alleges various violations of the ESA and challenges, among other things, the validity and legality of the Permits. On March 31, 1999, the EPIC-SYP/Permits lawsuit was filed which alleges various violations of the CESA and CEQA, and challenges, among other things, the validity and legality of the Permits issued by California and the Final SYP. On March 31, 1999, the USWA lawsuit was filed which also challenges the validity and legality of the Final SYP. The Company believes that appropriate procedures were followed throughout the public review and approval process concerning the Final Plans, and the Company is working with the relevant state and federal agencies to defend these challenges. Although uncertainties are inherent in the final outcome of the EPIC Notice Letter, the EPIC-SYP/Permits lawsuit and the USWA lawsuit, the Company believes that the resolution of these matters should not result in a material adverse effect on its financial condition or results of operations or the ability to harvest timber. While the Company expects environmentally focused objections and lawsuits to continue, it believes that the Final HCP, Final SYP and the Permits should enhance its position in connection with these continuing challenges and, over time, reduce or minimize such challenges.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following should be read in conjunction with the response to
Part I, Item 1 of this Report and Items 7 and 8 of the Form 10-K. Any capitalized terms used but not defined in this Item are defined in the "Glossary of Defined Terms" contained in Appendix A.

          This Quarterly Report on Form 10-Q contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this section, in Item 3. "Quantitative and Qualitative Disclosures About Market Risk," and in Part II. Item 1. "Legal Proceedings." Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements and changing prices and market conditions. This Form 10-Q and the Form 10-K identify other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

RESULTS OF OPERATIONS

          The Company engages in forest products operations principally through its subsidiaries Pacific Lumber and Britt. The Company's business is seasonal in that the forest products business generally experiences lower first quarter sales due largely to the general decline in construction-related activity during the winter months. Accordingly, the Company's results for any one quarter are not necessarily indicative of results to be expected for the full year. The following table presents selected operational and financial information for the three months ended March 31, 1999 and 1998.



                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                   --------------------------
                                                        1999          1998
                                                   ------------  ------------
                                                     (IN MILLIONS OF DOLLARS,
                                                       EXCEPT SHIPMENTS AND
                                                             PRICES)
Shipments:
     Lumber: (1)
          Redwood upper grades                              7.8          10.2
          Redwood common grades                            38.7          53.9
          Douglas-fir upper grades                          2.0           1.9
          Douglas-fir common grades                        15.3           9.2
          Other                                             2.5           2.5
                                                   ------------  ------------
               Total lumber                                66.3          77.7
                                                   ============  ============
     Wood chips (2)                                        45.4          32.2
                                                   ============  ============

Average sales price:
     Lumber: (3)
          Redwood upper grades                     $      1,418  $      1,491
          Redwood common grades                             560           506
          Douglas-fir upper grades                        1,272         1,269
          Douglas-fir common grades                         377           352
     Wood chips (4)                                          80            62

Net sales:
     Lumber, net of discount                       $       41.6  $       48.5
     Wood chips                                             3.6           2.0
     Cogeneration power                                     0.6           0.6
     Other                                                  0.9           0.8
                                                   ------------  ------------
               Total net sales                     $       46.7  $       51.9
                                                   ============  ============
Operating income (loss)                            $       (1.5) $       10.1
                                                   ============  ============
Operating cash flow (5)                            $        3.4  $       15.7
                                                   ============  ============
Income (loss) before income taxes (6)              $      212.4  $       (1.0)
                                                   ============  ============
Net income                                         $      120.3  $        0.9
                                                   ============  ============
Capital expenditures                               $       12.4  $        2.8
                                                   ============  ============



---------------
(1)  Lumber shipments are expressed in millions of board feet.
(2) Wood chip shipments are expressed in thousands of bone dry units of 2,400 pounds.
(3)  Dollars per thousand board feet.
(4)  Dollars per bone dry unit.
(5) Operating income before depletion and depreciation, also referred to as "EBITDA."
(6) 1999 results include a $239.8 million gain on the sale of the Headwaters Timberlands.


          Net Sales
          Net sales for the 1999 first quarter decreased from the 1998 first quarter due primarily to lower shipments of upper and common grade redwood lumber offset somewhat by higher shipments of Douglas-fir common grade lumber. The decrease in shipments of redwood lumber is largely due to continuing reductions in the volume of logs available for the production
of lumber products.   The diminished supply of approved THPs, combined with
seasonal restrictions on logging operations, continues to affect log supply. See "--Trends" for further discussion of the factors affecting the supply of approved THPs.

          Operating income (loss)
          The Company had an operating loss for the quarter ended March 31, 1999 as compared to operating income for the comparable 1998 quarter, primarily due to decreases in net sales discussed above along with higher cost of sales. The increase in cost of sales was due to higher logging costs and manufacturing inefficiencies resulting from production curtailments at the sawmills due to the lack of logs.

          Income (loss) before income taxes
          Income before income taxes for the first quarter of 1999 increased from the comparable prior year period, principally due to the gain on the sale of the Headwaters Timberlands of $239.8 million ($142.1 million net of deferred taxes), offset by the operating loss discussed above as well as an equity loss from Kaiser.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See above for cautionary information with respect to such forward-looking statements.

          The Pacific Lumber Credit Agreement and the indentures governing the Timber Notes contain various covenants which, among other things, limit the ability of Pacific Lumber and Scotia LLC to incur additional indebtedness and liens, to engage in transactions with affiliates, to pay dividends and to make investments. As of March 31, 1999, under the most restrictive of these covenants, no dividends could be paid by Pacific Lumber to its parent.

          As of March 31, 1999, $26.4 million of borrowings was available under the Pacific Lumber Credit Agreement. No borrowings were outstanding and letters of credit outstanding amounted to $14.4 million.

          During the three months ended March 31, 1999, MGI paid $18.7 million in dividends to the Company.

          The indenture governing the MGHI Notes, among other things, restricts the ability of the Company to incur additional indebtedness and liens, engage in transactions with affiliates, pay dividends and make investments. During the three months ended March 31, 1999, no dividends were paid by the Company.

           The Escrowed Funds, including accumulated interest, were $286.0 million as of March 31, 1999 and are to be made available as necessary to support the Timber Notes. The Escrowed Funds will be released by the Escrow Agent only in accordance with the terms of the Escrow Agreement.

          As of March 31, 1999, the Company had consolidated long-term debt of $977.2 million (net of current maturities) as compared to $990.2 million at December 31, 1998. The decrease in long-term debt was primarily due to a $5.4 million principal payment on the Timber Notes. The Company and its subsidiaries anticipate that existing cash, cash equivalents, marketable securities and available sources of financing will be sufficient to fund their working capital and capital expenditure requirements for the next year. With respect to their long-term liquidity, dividends from Scotia LLC to Pacific Lumber will be limited for at least the next two to three years, and therefore, absent any release to Pacific Lumber of the Escrowed Funds, Pacific Lumber will not have adequate funds to support all of its working capital and capital expenditure requirements, and it will require contributions from MGI to meet any deficiencies. Although the Company believes that existing cash and cash equivalents should provide sufficient funds to meet the working capital and capital expenditure requirements for itself and its subsidiaries, until such time as Pacific Lumber has adequate cash flows from operations, dividends from Scotia LLC and/or funds released from the Escrowed Funds, there can be no assurance that this will be the case. Furthermore, due to its highly leveraged condition, the Company is more sensitive than less leveraged companies to factors affecting its operations, including governmental regulation and litigation affecting its timber harvesting practices (see Note 7 to the Consolidated Financial Statements), increased competition from other lumber producers or alternative building products and general economic conditions.

TRENDS

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See above for cautionary information with respect to such forward-looking statements.

          The Company's forest products operations are conducted by Pacific Lumber and Britt. Regulatory and environmental matters play a significant role in Pacific Lumber's operations which are subject to a variety of California and federal laws and regulations as well as the Final HCP, Final SYP and 1999 TOL dealing with timber harvesting practices, threatened and endangered species and habitat for such species, and air and water quality. Moreover, these laws and regulations are modified from time to time and are subject to judicial and administrative interpretation. Compliance with such laws, regulations and judicial and administrative interpretations, and related litigation have increased the cost of logging operations. The Company's forest products segment has also been adversely affected by a lack of available logs as a result of a severely diminished supply of THPs. Prior to the consummation of the Headwaters Agreement on March 1, 1999, the reduced number of approved THPs was attributable to several factors, including a significantly reduced level of THPs submitted by Pacific Lumber to the CDF during 1998 and during the first two months of 1999 due to (a) the extensive amount of time devoted by Pacific Lumber's foresters, wildlife and fisheries biologists and other personnel to (i) amending a significant number of previously submitted THPs to incorporate various new requirements which Pacific Lumber agreed to as part of the Pre-Permit Agreement, (ii) preparing the Combined Plan and all the related data, responding to comments on the Combined Plan, assessing and responding to federal and state proposals and changes concerning the Combined Plan and evaluating the Final Plans, (iii) responding to comments received by Pacific Lumber from various federal and state governmental agencies with respect to its filed THPs in light of the new and more stringent requirements that Pacific Lumber agreed to observe pursuant to the Pre-Permit Agreement, and (iv) responding to newly filed litigation involving certain of Pacific Lumber's approved THPs and (b) implementation of a provision contained in the Pre-Permit Agreement which requires, for the first time, a licensed geologist to review virtually all of Pacific Lumber's THPs prior to submission to the CDF. Pacific Lumber also experienced an unexpected significantly slower rate of review and approval with respect to its filed THPs due, in large part, to the issues that emerged in applying the requirements embodied in the Pre-Permit Agreement to Pacific Lumber's THPs, certain of which requirements imposed new forestry practices that applied solely to Pacific Lumber's operations.

          With the consummation of the Headwaters Agreement, Pacific Lumber has completed its work in connection with preparation of the Final Plans; however, significant additional work will be required in connection with its implementation. The remainder of 1999 will be a transition year for Pacific Lumber with respect to the filing and approval of its THPs.
Certain of the THPs which were approved by the CDF prior to March 1, 1999 were grandfathered under the Implementation Agreement, and are harvestable subject to the harvesting restrictions prescribed under the THPs and satisfaction of certain agreed conditions. The remaining THPs which were in the process of being reviewed but were not yet approved by the CDF at the time of the consummation of the Final Plans each require varying degrees of revisions. Pacific Lumber believes that the rate of submissions of THPs and the review and approval of THPs during at least the second quarter may be slower than Pacific Lumber has historically experienced as Pacific Lumber, the CDF and other agencies develop procedures for implementing the Final Plans. Nevertheless, Pacific Lumber anticipates that after a transition period, the implementation of the Final Plans will streamline the process of preparing THPs and potentially shorten the time to obtain approval of THPs.

          There can be no assurance that Pacific Lumber will not continue to experience difficulties in submitting and receiving approvals of its THPs similar to those it has been experiencing. Furthermore, there can be no assurance that certain pending regulatory and environmental matters or future governmental regulations, legislation or judicial or administrative decisions, or adverse weather conditions, would not have a material adverse effect on the Company's financial position, results of operations or liquidity. See Note 7 to the Consolidated Financial Statements for further information regarding regulatory and legal proceedings affecting the Company's operations.

YEAR 2000

          The Company has established a team to address the potential impacts of the year 2000 on each of its critical business functions. The team has completed its assessment of the Company's critical information technology and embedded technology, including its geographic information system and equipment and systems used in operating its sawmills and cogeneration plant, and is now in the process of making the required modifications for these systems to be year 2000 compliant. The modification costs are expected to be immaterial, costing less than $0.1 million and, except for the Company's cogeneration plant, are expected to
be completed by mid-year 1999.   In most cases testing of the modifications
will also be completed by such time. Modifications and testing of the cogeneration plant are expected to be completed by the end of the third quarter of 1999. Systems modification costs are being expensed as incurred. Costs associated with new systems are being capitalized and will be amortized over the life of the product.

          In addition to addressing the Company's internal systems, the team has identified key vendors that could be impacted by year 2000 issues, and surveys have been conducted regarding their compliance efforts. Management is evaluating the responses to the surveys and making direct contact with parties which are deemed to be critical. These inquiries are being made by the Company's own staff, and the costs associated with this program are expected to be minimal.

          Kaiser, the Company's equity investee, has implemented a company-wide program to coordinate the year 2000 efforts of its individual business units and to track their progress. The intent of the program is to make sure that critical items are identified on a sufficiently timely basis to assure that the necessary resources can be committed to address any material risk areas that could prevent its systems and assets from being
able to meet Kaiser's business needs and objectives.   Spending related to
this program, which began in 1997 and is expected to continue through 1999, is estimated to be in the $10-15 million range. As of April 30, 1999, Kaiser estimates that approximately $4-6 million of year 2000 expenditures are yet to be incurred. Such remaining amounts will be incurred over the balance of 1999, primarily in the second and third quarters of the year. Kaiser has established an internal goal of having all necessary system changes in place and tested by mid-year 1999. Substantially all facilities and systems are expected to meet this goal. However, a limited number of systems and pieces of equipment will not be completely remedied and tested until sometime in the third quarter of the year. Kaiser plans to commit the necessary resources for all remediation efforts. In addition to addressing Kaiser's internal systems, the company-wide program involves identification of key vendor and customer relationships that could be impacted by year 2000 issues.

          While the Company believes that its program is sufficient to identify the critical issues and associated costs necessary to address possible year 2000 problems in a timely manner, there can be no assurance that the program, or underlying steps implemented, will be successful in resolving all such issues prior to the year 2000. If the steps taken by the Company (or critical third parties) are not made in a timely manner, or are not successful in identifying and remedying all significant year 2000
issues, business interruptions or delays could occur.   However, based on
the information the Company has gathered to date and its expectations of its ability to remedy problems encountered, the Company believes that it will not experience significant business interruptions that would have a material impact on its results or financial condition. The most reasonably likely worst case scenario which the Company could experience would be problems with certain of the Company's personal computers, field equipment, financial software or GIS software. The Company believes that any such problems could be remedied at minimal cost within a few days and that contingency plans used in the past for dealing with problems with its equipment and software are adequate to address the types of problems which could be encountered in such a scenario. These plans include purchases of replacement equipment, use of third parties for processing GIS information and working with vendors to make any needed software modifications.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for cautionary information with respect to such forward-looking statements.

          This item is not applicable for the Company and its subsidiaries; however, Kaiser, the Company's equity investee, utilizes hedging transactions to lock-in a specified price or range of prices for certain products which it sells or consumes and to mitigate its exposure to changes in foreign currency exchange rates. See Exhibit 99.3 in the Company's Form 10-K for information relative to Kaiser's hedging activities.


                        PART II.  OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS

          Reference is made to Item 3 of the Form 10-K for information concerning material legal proceedings with respect to the Company. The following material developments have occurred with respect to such legal proceedings subsequent to the filing of the Form 10-K.

          TIMBER HARVESTING LITIGATION

          On March 31, 1999, the EPIC-SYP/Permits lawsuit was filed against Pacific Lumber, Scotia LLC, Salmon Creek and others in the Superior Court of Sacramento County. This action alleges, among other things, that the CDF and CDFG violated the CEQA and the CESA with respect to the Final SYP and the Permits issued by California. The plaintiffs seek, among other things, injunctive relief to set aside the CDF's and CDFG's decisions approving the Final SYP and the Permits issued by California. The Company believes that appropriate procedures were followed throughout the public review and approval process concerning the Final Plans, and the Company is working with the relevant state and federal agencies to defend this lawsuit. Although uncertainties are inherent in the final outcome of the EPIC-SYP/Permits lawsuit, the Company believes that the resolution of this matter should not result in a material adverse effect on its financial condition or results of operations or the ability to harvest timber.

          On March 31, 1999, the USWA lawsuit was also filed against Pacific Lumber, Scotia LLC and Salmon Creek in the California Superior Court of Sacramento County. This action alleges, among other things, violations of the Forest Practice Act in connection with the CDF's approval of the Final SYP. The plaintiffs seek to prohibit the CDF from approving any THPs relying on the Final SYP. The Company believes that appropriate procedures were followed throughout the public review and approval process concerning the Final Plans, and the Company is working with the relevant state and federal agencies to defend this lawsuit. Although uncertainties are inherent in the final outcome of the USWA lawsuit, the Company believes that the resolution of this matter should not result in a material adverse effect on its financial condition or results of operations or the ability to harvest timber.

          With respect to the EPIC lawsuit described in the Form 10-K, on May 5, 1999, the Court dissolved the preliminary injunction, granted the defendants' motion for summary judgment and dismissed the case as moot.

          HUNSAKER MATTER

          With respect to the Hunsaker action described in the Form 10-K, on March 30, 1999, the Court dismissed the lawsuit with prejudice and ordered the plaintiffs to pay the defendants' costs with respect to the lawsuit. On April 30, 1999, the plaintiffs filed a notice of appeal.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

          A.   EXHIBITS:

               *27  Financial Data Schedule

     *    Included with this filing.

          B.   REPORTS ON FORM 8-K:

          On March 24, 1999, the Company filed a current report on Form 8-K (under Item 5) concerning the filing of a Prospectus Supplement to the Prospectus dated December 30, 1998 of Scotia LLC.

                                 SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who have signed this report on behalf of the Registrant and as the principal financial and accounting officers of the Registrant, respectively.



                                  MAXXAM GROUP HOLDINGS INC.




Date:  May 7, 1999            By:     /S/PAUL N. SCHWARTZ
                                       Paul N. Schwartz
                                Vice President, Chief Financial
                                     Officer and Director
                                 (Principal Financial Officer)



Date:  May 7, 1999            By:   /S/ ELIZABETH D. BRUMLEY
                                      Elizabeth D. Brumley
                                           Controller
                                 (Principal Accounting Officer)

                                                                 APPENDIX A


                         GLOSSARY OF DEFINED TERMS


California Agreement:  An agreement between the Pacific Lumber Parties and
     California regarding the enforcement of the California bill which authorized state funds for the purchase of the Headwaters Timberlands while imposing certain restrictions on the remaining timberlands held by the Pacific Lumber Parties

CDF:  California Department of Forestry and Fire Protection

CDFG: California Department of Fish and Game

CEQA: California Environmental Quality Act

CESA:  California Endangered Species Act

Combined Plan: The combined SYP and Multi-Species HCP released by Pacific
     Lumber and Scotia LLC for public review and comment in July 1998

Company:  MAXXAM Group Holdings Inc., a wholly owned subsidiary of MAXXAM

EPA:  Environmental Protection Agency

EPIC:  Environmental Protection Information Center, Inc.

EPIC lawsuit:  An action entitled Environmental Protection Information
     Center, Inc., Sierra Club v. The Pacific Lumber Company, Scotia Pacific Holding Company and Salmon Creek Corporation (No. C-98-3129) filed August 12, 1998 in the United States District Court for the Northern District of California

EPIC Notice Letter:  A notice received by the Company on or about January
     29, 1999 from EPIC and the Sierra Club of their intent to sue Pacific Lumber and several federal agencies under the ESA

EPIC-SYP/Permits lawsuit: An action entitled Environmental Protection
     Information Association, Sierra Club v. California Department of Forestry and Fire Protection, California Department of Fish and Game, The Pacific Lumber Company, Scotia Pacific Company LLC, Salmon Creek Corporation, et al. (No. 99CS00639) filed March 31, 1999 in the Superior Court of Sacramento County

ESA:  The federal Endangered Species Act

Escrow Agent: The agent holding the Escrowed Funds under the Escrow
     Agreement

Escrow Agreement: The agreement covering the Escrowed Funds

Escrowed Funds: Proceeds of $285.0 million received by Salmon Creek in connection with the sale of the Headwaters Timberlands plus accrued interest which have been deposited into an escrow account pursuant to the Escrow Agreement as necessary to support the Timber Notes

Final HCP: The Multi-Species HCP approved on March 1, 1999 in connection with the consummation of the Headwaters Agreement

Final Plans: The Final HCP and the Final SYP

Final SYP: The SYP approved on March 1, 1999 in connection with the consummation of the Headwaters Agreement

Forest Practice Act: The California Forest Practice Act

Form 10-K:  The Company's Annual Report on Form 10-K filed with the
     Securities and Exchange Commission for the fiscal year ended December 31, 1998

Grizzly Creek Agreement:  The agreement entered into by Pacific Lumber with
     California for the future sale of a portion of the Grizzly Creek grove

Headwaters Agreement:  The September 28, 1996 agreement between the Pacific
     Lumber Parties, the United States and California which provided the framework for the acquisition by the United States and California of the Headwaters Timberlands

Headwaters Timberlands: Approximately 5,600 acres of Pacific Lumber timberlands consisting of two forest groves commonly referred to as the Headwaters Forest and the Elk Head Springs Forest which were sold to the United States and California on March 1, 1999

Hunsaker action: An action entitled William Hunsaker, et al. v. Charles E.
     Hurwitz, The Pacific Lumber Company, MAXXAM Group Inc., MXM Corp., Federated Development Company and Does (1-50) (No. C98-4515) filed November 24, 1998 in the United States District Court for the Northern District of California

Implementation Agreement:  The Implementation Agreement with Regard to
     Habitat Conservation Plan agreed to in connection with the consummation of the Headwaters Agreement

Kaiser: Kaiser Aluminum Corporation, an equity investee of the Company engaged in aluminum operations

Kaiser Shares: 27,938,250 shares of the common stock of Kaiser, all of which are pledged as collateral for the MGHI Notes

LTSY:  Long-term sustained yield

MAXXAM:  MAXXAM Inc.

MGHI Notes: 12% MGHI Senior Secured Notes due August 1, 2003

MGI:  MAXXAM Group Inc., a wholly owned subsidiary of the Company

Multi-Species HCP:  A habitat conservation plan covering multiple species

Owl Creek Agreement:  The agreement entered into by Scotia LLC with
     California regarding the future sale of the Owl Creek grove

Owl Creek Grove: A grove of approximately 900 acres of primarily old growth timber owned by the Company

Pacific Lumber: The Pacific Lumber Company, an indirect, wholly-owned subsidiary of MGI

Pacific Lumber Credit Agreement:  The revolving credit agreement between
     Pacific Lumber and a bank which provides for borrowings of up to $60.0 million, all of which may be used for revolving borrowings, $20.0 million of which may be used for standby letters of credit and $30.0 million of which may be used for timberland acquisitions

Pacific Lumber Parties: Pacific Lumber, including its subsidiaries and affiliates, and MAXXAM

Permits: The incidental take permits issued by the United States and California pursuant to the Final HCP

Prefunding Account: Restricted cash held in an account by the trustee under the indenture governing the Timber Notes to enable Scotia LLC to acquire timberlands

Pre-Permit Agreement: The February 27, 1998 Pre-Permit Application
     Agreement in Principle entered into by Pacific Lumber, MAXXAM and various government agencies regarding certain understandings that they had reached regarding the Multi-Species HCP, the Permits and the SYP

Salmon Creek: Salmon Creek Corporation, a wholly owned subsidiary of Pacific Lumber

Scotia LLC: Scotia Pacific Company LLC, a limited liability company wholly owned by Pacific Lumber

Scotia Pacific: Scotia Pacific Holding Company, a wholly owned subsidiary of Pacific Lumber, which was merged into Scotia LLC on July 20, 1998

SFAS No. 130:  Statement of Financial Accounting Standards No. 130,
     "Reporting Comprehensive Income"

SFAS No. 133:  Statement of Financial Standard No. 133, "Accounting for
     Derivative Instruments and Hedging Activities"

SYP: Sustained yield plan establishing long-term sustained yield harvest levels for a company's timberlands

THP: Timber harvesting plan required to be filed with and approved by the CDF prior to the harvesting of timber

Timber Notes: Scotia LLC's $867.2 million original aggregate principal amount of 6.55% Series B Class A-1 Timber Collateralized Notes, 7.11% Series B Class A-2 Timber Collateralized Notes and 7.71% Series B Class A-3 Timber Collateralized Notes due July 20, 2028

TMDLs: Total maximum daily load limits

TOL: Timber operator's license allowing the holder to conduct timber harvesting operations

USWA lawsuit: An action entitled United Steelworkers of America, AFL-CIO,
     CLC, and Donald Kegley v. California Department of Forestry and Fire Protection, The Pacific Lumber Company, Scotia Pacific Company LLC and Salmon Creek Corporation (No. 99CS00626) filed on March 31, 1999 in the Superior Court of Sacramento County