Form 10-Q
period 1999-06-30
MAXXAM GROUP HOLDINGS INC
filed 1999-08-13
CIK 1029500

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q

                              ---------------

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

   Number of shares of common stock outstanding at August 11, 1999: 1,000

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.


                             TABLE OF CONTENTS



PART I.     FINANCIAL INFORMATION

     Item 1.   Financial Statements:
          Consolidated Balance Sheet at June 30, 1999 and
               December 31, 1998
          Consolidated Statement of Operations for the three and six months ended June 30, 1999 and 1998
          Consolidated Statement of Cash Flows for the six
               months ended June 30, 1999 and 1998
          Condensed Notes to Consolidated Financial Statements

     Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations

     Item 3.   Quantitative and Qualitative Disclosures About
                    Market Risk

PART II.     OTHER INFORMATION

     Item 1.   Legal Proceedings
     Item 6.   Exhibits and Reports on Form 8-K
     Signatures

APPENDIX A   GLOSSARY OF DEFINED TERMS


                MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET
               (IN MILLIONS OF DOLLARS, EXCEPT SHARE AMOUNTS)



                                                     June 30,    December 31,
                                                       1999          1998
                                                  ------------  ------------
                                                   (Unaudited)
                      ASSETS
Current assets:
     Cash and cash equivalents                    $      112.1  $      150.8
     Marketable securities                                41.7          11.7
     Receivables:
          Trade                                           10.0          10.5
          Other                                            9.6           7.1
     Inventories                                          29.0          44.0
     Prepaid expenses and other current assets             8.7           8.0
                                                  ------------  ------------
          Total current assets                           211.1         232.1
Timber and timberlands, net of accumulated
     depletion of $177.0 and $178.4, respectively        257.2         302.3
Property, plant and equipment, net of accumulated
     depreciation of $90.4 and $85.7,
     respectively                                        100.9         103.1
Note receivable from MAXXAM Inc.                         140.1         132.8
Investment in Kaiser Aluminum Corporation                 22.5          41.5
Deferred financing costs, net                             25.0          26.2
Deferred income taxes                                     20.8          90.4
Restricted cash                                          293.9          16.6
Other assets                                               8.4           7.2
                                                  ------------  ------------
                                                  $    1,079.9  $      952.2
                                                  ============  ============

      LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
     Accounts payable                             $        7.0  $        3.4
     Accrued interest                                     34.7          34.9
     Accrued compensation and related benefits             9.3           8.4
     Deferred income taxes                                 8.0           9.7
     Other accrued liabilities                             3.7           2.2
     Long-term debt, current maturities                   15.9           8.3
                                                  ------------  ------------
          Total current liabilities                       78.6          66.9
Long-term debt, less current maturities                  977.2         990.2
Other noncurrent liabilities                              49.1          29.6
                                                  ------------  ------------
          Total liabilities                            1,104.9       1,086.7
                                                  ------------  ------------
Contingencies

Stockholder's deficit:
Common stock, $1.00 par value; 3,000 shares
     authorized; 1,000 shares issued
     Additional capital                                  123.2         123.2
     Accumulated deficit                                (148.2)       (257.7)
                                                  ------------  ------------
          Total stockholder's deficit                    (25.0)       (134.5)
                                                  ------------  ------------
                                                  $    1,079.9  $      952.2
                                                  ============  ============


 The accompanying notes are an integral part of these financial statements.




                MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF OPERATIONS
                          (IN MILLIONS OF DOLLARS)



                                         Three Months Ended           Six Months Ended
                                              June 30,                    June 30,
                                    --------------------------  --------------------------
                                         1999          1998          1999          1998
                                    ------------  ------------  ------------  ------------
                                                          (Unaudited)

Net sales:
     Lumber and logs                $       36.6  $       57.8  $       78.2  $      106.3
     Other                                   4.8           5.7           9.9           9.1
                                    ------------  ------------  ------------  ------------
                                            41.4          63.5          88.1         115.4
                                    ------------  ------------  ------------  ------------

Operating expenses:
     Cost of goods sold                     36.2          39.5          76.0          72.6
     Selling, general and
          administrative expenses            4.4           3.6           7.9           6.7
     Depletion and depreciation              4.2           5.7           9.1          11.3
                                    ------------  ------------  ------------  ------------
                                            44.8          48.8          93.0          90.6
                                    ------------  ------------  ------------  ------------

Operating income (loss)                     (3.4)         14.7          (4.9)         24.8

Other income (expense):
     Gain on sale of Headwaters
          Timberlands                                                  239.8
     Equity in earnings (loss) of
          Kaiser Aluminum                   (5.6)          5.8         (19.1)         10.1
          Corporation
     Investment, interest and
          other income                      15.2           5.7          23.4          14.1
     Interest expense                      (20.6)        (23.8)        (41.2)        (47.6)
                                    ------------  ------------  ------------  ------------
Income (loss) before income taxes          (14.4)          2.4         198.0           1.4
Credit (provision) in lieu of
     income taxes                            3.6           1.2         (88.5)          3.1
                                    ------------  ------------  ------------  ------------
Net income (loss)                   $      (10.8) $        3.6  $      109.5  $        4.5
                                    ============  ============  ============  ============


 The accompanying notes are an integral part of these financial statements.



                MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                          (IN MILLIONS OF DOLLARS)


                                                         Six Months Ended
                                                             June 30,
                                                   --------------------------
                                                        1999          1998
                                                   ------------  ------------
                                                           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                    $      109.5  $        4.5
     Adjustments to reconcile net income to net
          cash provided by (used for) operating
          activities:
          Depletion and depreciation                        9.1          11.3
          Gain on sale of Headwaters Timberlands         (239.8)
          Equity in undistributed loss (earnings)
               of Kaiser Aluminum Corporation              19.1         (10.1)
          Amortization of deferred financing
               costs and discounts on long-term
               debt                                         1.2           8.9
          Net gain on other asset dispositions                           (1.9)
          Net sales (purchases) of marketable
               securities                                 (23.6)         32.4
          Net gain on marketable securities                (6.4)         (3.0)
          Deferral of interest payment on note
               receivable from MAXXAM Inc.                               (0.9)
     Increase (decrease) in cash resulting from
          changes in:
          Receivables                                      (8.5)          5.6
          Inventories, net of depletion                    12.6           4.9
          Prepaid expenses and other assets                (0.6)         (0.4)
          Accounts payable                                  3.3           1.5
          Accrued interest                                 (0.1)         (0.4)
          Other accrued liabilities                         0.7          (2.7)
          Accrued and deferred income taxes                88.5          (4.1)
          Long-term assets                                 (1.2)         (0.8)
          Long-term liabilities                            (0.3)         (0.4)
                                                   ------------  ------------

               Net cash provided by (used for)
                    operating activities                  (36.5)         44.4
                                                   ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net proceeds from sale of Headwaters
          Timberlands                                     298.4
     Capital expenditures                                 (17.6)         (6.0)
     Restricted cash withdrawals used to acquire
          timberlands                                      12.9
     Net proceeds from sale of assets                                     6.6
                                                   ------------  ------------

               Net cash provided by investing
                    activities                            293.7           0.6
                                                   ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Redemption, repurchases of and principal
          payments on long-term debt                       (5.5)        (10.8)
     Dividends paid                                                      (2.5)
     Restricted cash (deposits) withdrawals, net         (290.2)          0.3
     Other                                                 (0.2)
                                                   ------------  ------------
               Net cash used for financing
                    activities                           (295.9)        (13.0)
                                                   ------------  ------------

NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                          (38.7)         32.0
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          150.8          91.8
                                                   ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $      112.1  $      123.8
                                                   ============  ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid, net of capitalized interest    $       40.1  $       39.1



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

          The consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at June 30, 1999, the consolidated results of operations for the three and six months ended June 30, 1999 and 1998 and consolidated cash flows for the six months ended June 30, 1999 and 1998. Certain reclassifications of prior period information have been made to conform to the current presentation. The Company is a wholly owned subsidiary of MAXXAM.

          There were no reconciling items between net income and comprehensive income in either of the three and six month periods ended June 30, 1999 and 1998.

          SFAS No. 133 requires companies to recognize all derivative instruments as assets or liabilities in the balance sheet and to measure those instruments at fair value. SFAS No. 133 initially required adoption by January 1, 2000. SFAS No. 137, issued in June 1999, delayed the required implementation date of SFAS No. 133 to no later than January 1, 2001. Kaiser, the Company's equity investee, has hedging programs which use various derivative products to "lock-in" a price (or range of prices) for products sold or used so that earnings and cash flows are subject to reduced risk of volatility. Under SFAS No. 133, Kaiser will be required to "mark-to-market" its hedging positions at the end of each period in advance of the period of recognition for the transaction to which the hedges relate. Pursuant to SFAS No. 130, Kaiser will reflect changes in the fair value of its open hedging positions as an increase or reduction in stockholders' equity through comprehensive income. Under SFAS No. 130, the impact of the changes in the fair value of Kaiser's hedging positions will be reversed from comprehensive income (net of any fluctuations in other "open" positions) and will be reflected in traditional net income upon occurrence of the transactions to which the hedge relates. Under the equity method of accounting which the Company follows in accounting for its investment in Kaiser, the Company will reflect its equity share of Kaiser's adjustments to stockholder's equity through comprehensive income.

2.        HEADWATERS TRANSACTIONS

          As described in Note 7 below, on September 28, 1996, the Pacific Lumber Parties entered into the Headwaters Agreement with the United States and California which provided the framework for the acquisition by the United States and California of the Headwaters Timberlands. A substantial portion of the Headwaters Timberlands contains virgin old growth timber. Approximately 4,900 of these acres were owned by Salmon Creek, with the remaining 700 acres being owned by Scotia LLC (Pacific Lumber owned the timber and related timber harvesting rights on this acreage). On March 1, 1999, the Pacific Lumber Parties, the United States and California consummated the Headwaters Agreement. Salmon Creek received $299.9 million for its 4,900 acres, and for its 700 acres, Pacific Lumber received the 7,700 acre Elk River Timberlands which Pacific Lumber contributed to Scotia LLC in June 1999. Of these proceeds, $285.0 million was deposited into an escrow account held by an escrow agent and are to be made available as necessary to support the Timber Notes, and may be released only under certain circumstances. As of June 30, 1999, the Escrowed Funds were $288.2 million, which includes interest earned.

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

          Scotia LLC and Pacific Lumber also entered into the Owl Creek Agreement and the Grizzly Creek Agreement with California regarding the future sale to California of the Owl Creek and Grizzly Creek groves. The Owl Creek Agreement provides for Scotia LLC to sell the Owl Creek grove to California, no later than June 30, 2002, for the lesser of the appraised fair market value or $79.7 million. At California's option, 25% of the payment may be paid upon closing with three equal annual installments thereafter and without interest. With respect to the Grizzly Creek Agreement, California may purchase from Pacific Lumber, no later than October 31, 2000, a portion of this grove for a purchase price determined based on fair market value, but not to exceed $19.9 million. The net proceeds from the Grizzly Creek grove will be placed into an escrow account (on the same basis as the net proceeds from the sale of the Headwaters Timberlands) unless, at the time of receipt of such proceeds, the Escrowed Funds are no longer held in an escrow account. California also has a five year option under the Grizzly Creek Agreement to purchase additional property adjacent to the Grizzly Creek grove. The sale of the Owl Creek grove or Grizzly Creek grove will not be reflected in the Company's financial statements until it has been concluded.

3.        INVENTORIES

          Inventories consist of the following (in millions):



                                                     June 30,    December 31,
                                                       1999          1998
                                                  ------------  ------------
Lumber                                            $       24.2  $       36.0
Logs                                                       4.8           8.0
                                                  ------------  ------------
                                                  $       29.0  $       44.0
                                                  ============  ============



4.        RESTRICTED CASH

          Cash and cash equivalents include restricted cash held as security for short positions in marketable securities and for debt service payments on the Timber Notes of $25.4 million and $74.8 million at June 30, 1999 and December 31, 1998, respectively.

          Long-term restricted cash at June 30, 1999 primarily consists of the Escrowed Funds and funds held in the Prefunding Account. Long-term restricted cash at December 31, 1998 primarily consists of funds held in the Prefunding Account.

5.        INVESTMENT IN KAISER

          Subsequent to its formation, the Company received, as a capital contribution from MAXXAM, the Kaiser Shares. Kaiser operates in several principal aspects of the aluminum industry--the mining of bauxite into alumina, the production of primary aluminum from alumina and the manufacture of fabricated (including semi-fabricated) aluminum products. Kaiser's common stock is publicly traded on the New York Stock Exchange under the trading symbol "KLU." The Kaiser Shares represent a 35.2% equity interest in Kaiser at June 30, 1999.

          The market value for the Kaiser Shares based on the price per share quoted at the close of business on August 11, 1999 was $253.2 million. There can be no assurance that such value would be realized should the Company dispose of its investment in the Kaiser Shares.
The following table contains summarized financial information of Kaiser (in millions).



                                                   June 30,    December 31,
                                                     1999          1998
                                                ------------  ------------
                                                 (Unaudited)
Current assets                                  $      955.4  $    1,030.0
Property, plant and equipment, net                   1,088.0       1,108.7
Other assets                                         1,002.8         852.2
                                                ------------  ------------
                    Total assets                $    3,046.2  $    2,990.9
                                                ============  ============

Current liabilities                             $      543.4  $      558.4
Long-term debt, less current maturities                962.3         962.6
Other liabilities                                    1,357.5       1,227.2
Minority interests                                     116.4         123.5
Stockholders' equity                                    66.6         119.2
                                                ------------  ------------
               Total liabilities and
                    stockholders' equity        $    3,046.2  $    2,990.9
                                                ============  ============





                                       Three Months Ended           Six Months Ended
                                            June 30,                    June 30,
                                  --------------------------  --------------------------
                                       1999          1998          1999          1998
                                  ------------  ------------  ------------  ------------
                                                        (Unaudited)
Net sales                         $      525.0  $      614.8       1,004.4  $    1,211.8
Costs and expenses                      (524.3)       (559.5)     (1,036.7)     (1,111.7)
Other expenses                           (26.2)        (29.6)        (52.6)        (56.8)
                                  ------------  ------------  ------------  ------------
     Income (loss) before income taxes
     and minority interests              (25.5)         25.7         (84.9)         43.3
Credit (provision) for income
     taxes                                 8.6          (9.0)         28.8         (15.2)
Minority interests                         1.2                         2.2           0.6
                                  ============  ============  ============  ============
Net income (loss)                 $      (15.7) $       16.7  $      (53.9) $       28.7
                                  ============  ============  ============  ============
Equity in earnings (loss) of
     Kaiser                       $       (5.6) $        5.8  $      (19.1) $       10.1
                                  ============  ============  ============  ============



6.        LONG-TERM DEBT

          Long-term debt consists of the following (in millions):



                                                     June 30,    December 31,
                                                       1999          1998
                                                  ------------  ------------
6.55% Scotia LLC Class A-1 Timber Collateralized
     Notes due July 20, 2028                      $      155.4  $      160.7
7.11% Scotia LLC Class A-2 Timber Collateralized
     Notes due July 20, 2028                             243.2         243.2
7.71% Scotia LLC Class A-3 Timber Collateralized
     Notes due July 20, 2028                             463.3         463.3
Pacific Lumber Credit Agreement
12% MGHI Senior Secured Notes due August 1, 2003         130.0         130.0
Other                                                      1.2           1.3
                                                  ------------  ------------
                                                         993.1         998.5
Less: current maturities                                 (15.9)         (8.3)
                                                  ------------  ------------
                                                  $      977.2  $      990.2
                                                  ============  ============



7.        CONTINGENCIES

          Regulatory and environmental matters play a significant role in the Company's business, which is subject to a variety of California and federal laws and regulations, as well as the Final HCP, Final SYP and Pacific Lumber's 1999 TOL, dealing with timber harvesting practices, threatened and endangered species and habitat for such species, and air and water quality. While regulatory and environmental concerns have resulted in restrictions on the geographic scope and timing of the Company's timber operations, increased operational costs and engendered litigation and other challenges to the Company's operations, prior to 1998 they had not had a significant adverse effect on the Company's financial position, results of operations or liquidity. However, the Company's results of operations for 1998 and for 1999 through the date of this report were adversely affected by certain regulatory and environmental matters, including during the second half of 1998 through the date of this report, the absence of a sufficient number of available THPs to enable the Company to conduct its operations at historic levels.

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

          Several species, including the northern spotted owl, the marbled murrelet, the coho salmon and the steelhead trout, have been listed as endangered or threatened under the ESA and/or the CESA. The Final HCP and the Permits allow incidental "take" of these and certain other listed species so long as there is no "jeopardy" to the continued existence of such species. The Final HCP identifies the measures to be instituted in order to minimize and mitigate the anticipated level of take to the greatest extent practicable. The Final HCP not only provides for the Company's compliance with habitat requirements for the northern spotted owl, the marbled murrelet, the coho salmon and the steelhead trout, it also provides for issuance of Permits for thirteen additional species that are or may be listed in the future. The Final HCP and related Permits have a term of 50 years, and, among other things, include the following protective measures: (i) setting aside timberlands as marbled murrelet conservation areas; (ii) establishing streamside "no-cut" and limited cut buffers and identifying mass wasting areas of concern based on an assessment of each of the Company's watersheds to be completed within five years; (iii) limiting harvesting activities during certain times of the year and during wet weather conditions, and (iv) making certain specified improvements to the
Company's roads.   The Final SYP is also subject to the foregoing
provisions. The Company believes that the Final SYP and the Final HCP should in the long-term expedite the preparation and facilitate approval of its THPs, although the Company is experiencing difficulties in the THP submission and approval process as it implements these agreements.

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

          Lawsuits are pending and threatened which seek to prevent the Company from implementing the Final HCP and/or the Final SYP, implementing certain of the Company's approved THPs or carrying out certain other
operations.   On or about January 29, 1999, the Company received the EPIC
Notice Letter which alleges various violations of the ESA and challenges, among other things, the validity and legality of the Permits. On or about May 21, 1999, EPIC and other environmental groups sent the Supplemental EPIC Notice Letter, incorporating the EPIC Notice Letter and threatening to sue MAXXAM, Pacific Lumber, Scotia LLC, Salmon Creek and various government agencies for alleged violations of the ESA relating to various aspects of the Headwaters Agreement. Separately, on March 31, 1999, the EPIC-SYP/Permits lawsuit was filed which alleges various violations of the CESA and CEQA, and challenges, among other things, the validity and legality of the Permits issued by California and the Final SYP. On March 31, 1999, the USWA lawsuit was filed which also challenges the validity and legality of the Final SYP. The Company believes that appropriate procedures were followed throughout the public review and approval process concerning the Final Plans, and the Company is working with the relevant state and federal agencies to defend these challenges. Although uncertainties are inherent in the final outcome of the EPIC Notice Letter, the Supplemental EPIC Notice Letter, the EPIC-SYP/Permits lawsuit and the USWA lawsuit, the Company believes that the resolution of these matters should not result in a material adverse effect on its financial condition or results of operations or the ability to harvest timber. While the Company expects environmentally focused objections and lawsuits to continue, it believes that the Final HCP, Final SYP and the Permits should enhance its position in connection with these continuing challenges, and over time, reduce or minimize such challenges.

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

          The following table presents selected operational and financial information for the three and six months ended June 30, 1999 and 1998.


                                                  Three Months Ended           Six Months Ended
                                                       June 30,                    June 30,
                                             --------------------------  --------------------------
                                                  1999          1998          1999          1998
                                             ------------  ------------  ------------  ------------
                                                             (In millions of dollars,
                                                           except shipments and prices)
Shipments:
     Lumber: (1)
          Redwood upper grades                        6.4          11.9          14.2          22.1
          Redwood common grades                      28.9          59.6          67.6         113.5
          Douglas-fir upper grades                    2.5           1.6           4.5           3.5
          Douglas-fir common grades                  12.4          12.1          27.7          21.3
          Other                                       1.9           3.2           4.4           5.7
                                             ------------  ------------  ------------  ------------
               Total lumber                          52.1          88.4         118.4         166.1
                                             ============  ============  ============  ============
     Wood chips (2)                                  31.2          48.6          76.6          80.8
                                             ============  ============  ============  ============

Average sales price:
     Lumber: (3)
          Redwood upper grades               $      1,499  $      1,513  $      1,454  $      1,503
          Redwood common grades                       625           550           588           529
          Douglas-fir upper grades                  1,322         1,296         1,299         1,281
          Douglas-fir common grades                   450           331           410           340
     Wood chips (4)                                    74            75            78            70

Net sales:
     Lumber, net of discount                 $       36.6  $       57.3  $       78.2  $      105.8
     Wood chips                                       2.3           3.7           5.9           5.7
     Cogeneration power                               0.7           1.2           1.3           1.8
     Other                                            1.8           1.3           2.7           2.1
                                             ------------  ------------  ------------  ------------
               Total net sales               $       41.4  $       63.5  $       88.1  $      115.4
                                             ============  ============  ============  ============
Operating income (loss)                      $       (3.4) $       14.7  $       (4.9) $       24.8
                                             ============  ============  ============  ============
Operating cash flow (5)                      $        0.8  $       20.5  $        4.2  $       36.2
                                             ============  ============  ============  ============
Income (loss) before income taxes (6)        $      (14.4) $        2.4  $      198.0  $        1.4
                                             ============  ============  ============  ============
Net income (loss)                            $      (10.8) $        3.6  $      109.5  $        4.5
                                             ============  ============  ============  ============
Capital expenditures                         $        5.2  $        3.2  $       17.6  $        6.0
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


          Net sales
          Net sales for the three and six month periods ended June 30, 1999 decreased from the comparable 1998 periods due primarily to lower shipments of upper and common grade redwood lumber offset somewhat by higher prices for common grade redwood and Douglas-fir lumber. The decrease in shipments of redwood lumber is largely due to continuing reductions in the volume of
logs available for the production of lumber products.   As was the case in
the first quarter of 1999, the diminished supply of approved THPs, combined with seasonal restrictions on logging operations, continued to affect log supplies in the second quarter. See "--Trends" for further discussion of the factors affecting the supply of approved THPs.

          Operating income (loss)
          The Company had an operating loss for the three and six months ended June 30, 1999 as compared to operating income for the comparable 1998 periods, primarily due to decreases in net sales discussed above. Results for the first half of 1999 were also affected by higher costs and expenses due to higher logging costs and manufacturing inefficiencies resulting from production curtailments at the sawmills due to the lack of logs.

          Income (loss) before income taxes
          The Company had a loss before income taxes for the three months ended June 30, 1999 as compared to income before income taxes for the comparable 1998 period, primarily due to the operating loss discussed above as well as a loss from Kaiser. The impact of these losses was partially offset by an increase in investment, interest and other income as a result of investing the net proceeds from the sale of the Headwaters Timberlands, as well as higher earnings from marketable securities. Income before income taxes for the first half of 1999 increased from the comparable prior year period, principally due to the gain on the sale of the Headwaters Timberlands of $239.8 million ($142.1 million net of deferred taxes), offset by the operating loss discussed above as well as a loss from Kaiser. Income before income taxes for the first half of 1999 was also favorably affected by the increase in investment, interest and other income discussed above.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See above for cautionary information with respect to such forward-looking statements.

          The indenture governing the MGHI Notes, among other things, restricts the ability of the Company to incur additional indebtedness and liens, engage in transactions with affiliates, pay dividends and make investments. During the six months ended June 30, 1999, no dividends were paid by the Company.

          During the six months ended June 30, 1999, MGI paid $18.7 million in dividends to the Company.

          The Pacific Lumber Credit Agreement and the indenture governing the Timber Notes contain various covenants which, among other things, limit the ability of Pacific Lumber and Scotia LLC to incur additional indebtedness and liens, to engage in transactions with affiliates, to pay dividends and to make investments. As of June 30, 1999, under the most restrictive of these covenants, no dividends could be paid by Pacific Lumber to its parent.

          As of June 30, 1999, $21.3 million of total availability existed under the Pacific Lumber Credit Agreement, no borrowings were outstanding and letters of credit outstanding amounted to $12.1 million.

          The Escrowed Funds, including accumulated interest, were $288.2 million as of June 30, 1999 and are to be made available as necessary to support Scotia LLC's Timber Notes. The Escrowed Funds will be released by the Escrow Agent only in accordance with the terms of the Escrow Agreement.

          On July 16, 1999, Scotia LLC's Line of Credit Agreement was extended for an additional year to July 16, 2000. Interest on initial borrowings outstanding for less than six months was increased to the Base Rate (as defined in the agreement) plus 0.25% or a one month or six month LIBOR rate plus 1%.

          On the July 20, 1999 note payment date, Scotia LLC had $6.5 million in cash available to pay the $31.6 million in interest due on the Timber Notes. Scotia LLC borrowed the remaining $25.1 million in funds under the terms of the Line of Credit Agreement. In addition, Scotia LLC paid approximately $2.8 million of principal on the Timber Notes (the amount equal to Scheduled Amortization) using funds received as a capital contribution from Pacific Lumber. Funds for the $2.8 million principal payment were provided from the Escrowed Funds and were released in accordance with the terms of the Escrow Agreement. The indenture governing the Timber Notes was amended to allow the capital contribution from Pacific Lumber to be applied as a principal payment.

          As of June 30, 1999, the Company had consolidated long-term debt of $977.2 million (net of current maturities) as compared to $990.2 million at December 31, 1998. The decrease in long-term debt was due to $5.4 million of principal payment on the Timber Notes and an increase in the current portion of long-term debt of $7.6 million. The Company and its subsidiaries anticipate that existing cash, cash equivalents, marketable securities, funds available under the Escrow Agreement and available sources of financing will be sufficient to fund their working capital and capital expenditure requirements for the next year. With respect to their long-term liquidity, dividends from Scotia LLC to Pacific Lumber will be limited for at least the next two to three years, and therefore, absent any release to Pacific Lumber of the Escrowed Funds, Pacific Lumber will not have adequate funds to support all of its working capital and capital expenditure requirements, and it will require contributions from MGI to meet any deficiencies. Although the Company believes that existing cash and cash equivalents should provide sufficient funds to meet the working capital and capital expenditure requirements for itself and its subsidiaries, until such time as Pacific Lumber has adequate cash flows from operations, dividends from Scotia LLC and/or funds released from the Escrowed Funds, there can be no assurance that this will be the case. Furthermore, due to its highly leveraged condition, the Company is more sensitive than less leveraged companies to factors affecting its operations, including governmental regulation and litigation affecting its timber harvesting practices (see Note 7 to the Consolidated Financial Statements), increased competition from other lumber producers or alternative building products and general economic conditions.

TRENDS

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See above for cautionary information with respect to such forward-looking statements.

          The Company's forest products operations are conducted by Pacific Lumber and Britt. Regulatory and environmental matters play a significant role in Pacific Lumber's operations, which are subject to a variety of California and federal laws and regulations, as well as the Final HCP, Final SYP and Pacific Lumber's 1999 TOL, dealing with timber harvesting practices, threatened and endangered species and habitat for such species, and air and water quality. Moreover, these laws and regulations are modified from time to time and are subject to judicial and administrative interpretation. Compliance with such laws, regulations and judicial and administrative interpretations, and related litigation have increased the cost of logging operations. The Company's forest products segment has also been adversely affected by a lack of available logs as a result of a severely diminished supply of available THPs. Prior to the consummation of the Headwaters Agreement on March 1, 1999, the reduced number of approved THPs was attributable to several factors, including a significantly reduced level of THPs submitted by Pacific Lumber to the CDF during 1998 and during the first two months of 1999 due to (a) the extensive amount of time devoted by Pacific Lumber's foresters, wildlife and fisheries biologists and other personnel to (i) amending a significant number of previously submitted THPs to incorporate various new requirements which Pacific Lumber agreed to as part of the Pre-Permit Agreement, (ii) preparing the Combined Plan and all the related data, responding to comments on the Combined Plan, assessing and responding to federal and state proposals and changes concerning the Combined Plan and evaluating the Final Plans, (iii) responding to comments received by Pacific Lumber from various federal and state governmental agencies with respect to its filed THPs in light of the new and more stringent requirements that Pacific Lumber agreed to observe pursuant to the Pre-Permit Agreement, and (iv) responding to newly filed litigation involving certain of Pacific Lumber's approved THPs and (b) implementation of a provision contained in the Pre-Permit Agreement which required, for the first time, a licensed geologist to review virtually all of Pacific Lumber's THPs prior to submission to the CDF. Pacific Lumber also experienced an unexpected significantly slower rate of review and approval with respect to its filed THPs due, in large part, to the issues that emerged in applying the requirements embodied in the Pre-Permit Agreement to Pacific Lumber's THPs, certain of which requirements imposed new forestry practices that applied solely to Pacific Lumber's operations.

          With the consummation of the Headwaters Agreement, Pacific Lumber has completed its work in connection with preparation of the Final Plans; however, significant additional work continues to be required in connection with their implementation. The remainder of 1999 will be a transition year for Pacific Lumber with respect to the filing and approval of its THPs. Certain of the THPs which were approved by the CDF prior to March 1, 1999 were grandfathered under the Implementation Agreement, and are harvestable subject to the harvesting restrictions prescribed under the THPs and satisfaction of certain agreed conditions. The remaining THPs which were in the process of being reviewed but were not yet approved by the CDF at the time of the consummation of the Final Plans each require varying degrees of revisions. Pacific Lumber believes that the rate of submissions of THPs and the review and approval of THPs during at least the third quarter will continue to be slower than Pacific Lumber has historically experienced as Pacific Lumber, the CDF and other agencies develop procedures for implementing the Final Plans. Nevertheless, Pacific Lumber anticipates that after a transition period, the implementation of the Final Plans will streamline the process of preparing THPs and potentially shorten the time to obtain approval of THPs.

          There can be no assurance that Pacific Lumber will not continue to experience difficulties in receiving approvals of its THPs similar to those it has been experiencing. Furthermore, there can be no assurance that certain pending legal, regulatory and environmental matters or future governmental regulations, legislation or judicial or administrative decisions, or adverse weather conditions, would not have a material adverse effect on the Company's financial position, results of operations or liquidity. See Part II. Item 1. "Legal Proceedings" and Note 7 to the Consolidated Financial Statements for further information regarding regulatory and legal proceedings affecting the Company's operations.

YEAR 2000

          The Company has established a team to address the potential impacts of the year 2000 on each of its critical business functions. The team has completed its assessment of the Company's critical information technology and embedded technology, including its geographic information system and equipment and systems used in operating its sawmills and cogeneration plant, and is now in the process of making the required modifications for these systems to be year 2000 compliant. The modification costs are expected to be immaterial, costing less than $100,000 and, except for the Company's cogeneration plant and the financial systems for Britt, all modifications and testing have been completed. Modifications and testing of the cogeneration plant and the financial systems for Britt are expected to be completed by the end of the third quarter of 1999. Systems modification costs are being expensed as incurred. Costs associated with new systems are being capitalized and will be amortized over the life of the product.

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

           Kaiser, the Company's equity investee, has implemented a company-wide program to coordinate the year 2000 efforts of its individual business units and to track their progress. The intent of the program is to make sure that critical items are identified on a sufficiently timely basis to assure that the necessary resources can be committed to address any material risk areas that could prevent its systems and assets from
being able to meet Kaiser's business needs and objectives.   Spending
related to this program, which began in 1997 and is expected to continue through 1999, is estimated to be in the $10-15 million range. As of June 30, 1999, Kaiser estimates that approximately $3 million of year 2000 expenditures are yet to be incurred. Such remaining amounts will be incurred over the balance of 1999, primarily in the third quarter of the year. In total, Kaiser believes that its remediation and testing efforts are approximately 85% complete at July 31, 1999. The balance is expected to be substantially complete by the end of the third quarter of the year. Kaiser plans to commit the necessary resources for these efforts. In addition to addressing Kaiser's internal systems, the company-wide program involves identification of key vendor and customer relationships that could be impacted by year 2000 issues.

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

          TIMBER HARVESTING LITIGATION

          With respect to the Mateel action, this case has been set for trial on November 15, 1999.

          On March 31, 1999, the EPIC-SYP/Permits lawsuit was filed against Pacific Lumber, Salmon Creek, Scotia LLC and others in the Superior Court of Sacramento County (subsequently transferred to the Superior Court of Humboldt County pursuant to Pacific Lumber's motion). This action alleges, among other things, that the CDF and the CDFG violated the CEQA and the CESA with respect to the Final SYP and the Permits issued by California. The plaintiffs seek, among other things, injunctive relief to set aside the CDF's and the CDFG's decisions approving the Final SYP and the Permits issued by California.

          On March 31, 1999, the USWA lawsuit was also filed against Pacific Lumber, Salmon Creek and Scotia LLC in the California Superior Court of Sacramento County (subsequently transferred to the Superior Court of Humboldt County pursuant to Pacific Lumber's motion). This action alleges, among other things, violations of the Forest Practice Act in connection with the CDF's approval of the Final SYP. The plaintiffs seek to prohibit the CDF from approving any THPs relying on the Final SYP.

          The Company believes that appropriate procedures were followed throughout the public review and approval process concerning the Final Plans, and the Company is working with the relevant state and federal agencies to defend the USWA lawsuit and the EPIC-SYP/Permits lawsuit. Although uncertainties are inherent in the final outcome of the EPIC-SYP/Permits lawsuit and the USWA lawsuit, the Company believes that the resolution of these matters should not result in a material adverse effect on its financial condition or results of operations or the ability to harvest timber.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     A.   EXHIBITS:


     4.1  First Supplemental Indenture, dated as of July 16,
          1999,  to the Indenture between Scotia LLC and State
          Street Bank and Trust Company regarding Scotia LLC's Class
          A-1, Class A-2 and Class A-3 Timber Collateralized Notes
          (incorporated herein by reference to Exhibit 4.1 to the Scotia LLC June 1999 Form 10-Q)

     4.2  First Amendment, dated as of July 16, 1999, to the Line of
          Credit Agreement among Scotia LLC, the financial institutions party thereto and Bank of America National Trust and Savings
          Association, as agent (incorporated herein by reference to Exhibit 4.2 to the Scotia LLC June 1999 Form 10-Q)

     *27  Financial Data Schedule for the six months ended June 30, 1999

*    Included with this filing



     B.   REPORTS ON FORM 8-K:

          On July 1, 1999, the Company filed a current report on Form 8-K (under Item 5) dated June 29, 1999, concerning a press release issued by Kaiser, in which the Company owns a 35.2% interest.

          On July 9, 1999, the Company filed a current report on Form 8-K (under Item 5) dated July 5, 1999, concerning press statements issued by Kaiser Aluminum & Chemical Corporation, a wholly owned subsidiary of Kaiser.

                                 SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who have signed this report on behalf of the Registrant and as the principal financial and accounting officers of the Registrant.


                                  MAXXAM GROUP HOLDINGS INC.




Date: August 13, 1999         By:    /s/ PAUL N. SCHWARTZ
                                       Paul N. Schwartz
                                Vice President, Chief Financial
                                     Officer and Director
                                 (Principal Financial Officer)



Date: August 13, 1999         By:  /s/ ELIZABETH D. BRUMLEY
                                     Elizabeth D. Brumley
                                          Controller
                                (Principal Accounting Officer)

                                                                 APPENDIX A


                         GLOSSARY OF DEFINED TERMS


Britt:  Britt Lumber Co., Inc., an indirect wholly owned subsidiary of MGI

California Agreement:  An agreement between the Pacific Lumber Parties and
     California regarding the enforcement of the California bill which authorized state funds for the purchase of the Headwaters Timberlands while imposing certain environmental restrictions on the remaining timberlands held by the Pacific Lumber Parties

CDF:  California Department of Forestry and Fire Protection

CDFG:  California Department of Fish and Game

CEQA:  California Environmental Quality Act

CESA:  California Endangered Species Act

Combined Plan:  The combined SYP and Multi-Species HCP released by Pacific
     Lumber and Scotia LLC for public review and comment in July 1998

Company:  MAXXAM Group Holdings Inc., a wholly owned subsidiary of MAXXAM

Elk River Timberlands: The 7,700 acres of timberlands transferred to Pacific Lumber upon the consummation of the Headwaters Agreement

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

EPIC-SYP/Permits lawsuit:  An action entitled Environmental Protection
     Information Association, Sierra Club v. California Department of Forestry and Fire Protection, California Department of Fish and Game, The Pacific Lumber Company, Scotia Pacific Company LLC, Salmon Creek Corporation, et al. (No. 99CS00639) filed March 31, 1999 in the Superior Court of Sacramento County and transferred to the Superior Court of Humboldt County on July 13, 1999 (No. CV-990445)

ESA:  The federal Endangered Species Act

Escrow Agent:  The agent holding the Escrowed Funds under the Escrow
     Agreement

Escrow Agreement:  The agreement covering the Escrowed Funds

Escrowed Funds: Proceeds of $285.0 million received by Salmon Creek in connection with the sale of the Headwaters Timberlands, plus accrued interest, which have been deposited into an escrow account pursuant to the Escrow Agreement as necessary to support the Timber Notes

Final HCP: The Multi-Species HCP approved on March 1, 1999 in connection with the consummation of the Headwaters Agreement

Final Plans:  The Final HCP and the Final SYP

Final SYP: The SYP approved on March 1, 1999 in connection with the consummation of the Headwaters Agreement

Forest Practice Act:  The California Forest Practice Act

Form 10-K:  The Company's Annual Report on Form 10-K filed with the
     Securities and Exchange Commission for the fiscal year ended December 31, 1998

GIS: The geographical information system of the Company

Grizzly Creek Agreement:  The agreement entered into by Pacific Lumber with
     California regarding the future sale of a portion of the Grizzly Creek grove

Grizzly Creek Grove: A grove of approximately 1,000 acres of primarily old growth timber owned by Pacific Lumber on land owned by Scotia LLC

Headwaters Agreement:  The September 28, 1996 agreement between the Pacific
     Lumber Parties, the United States and California which provided the framework for the acquisition by the United States and California of the Headwaters Timberlands

Headwaters Timberlands: Approximately 5,600 acres of Pacific Lumber the Headwaters Forest and the Elk Head Springs Forest which were sold to the United States and California on March 1, 1999

Hunsaker action:  An action entitled William Hunsaker, et al. v. Charles E.
     Hurwitz, The Pacific Lumber Company, MAXXAM Group Inc., MXM Corp., Federated Development Company and Does (1-50) (No. C98-4515) filed November 24, 1998 in the United States District Court for the Northern District of California

Implementation Agreement:  The Implementation Agreement with Regard to
     Habitat Conservation Plan agreed to in connection with the consummation of the Headwaters Agreement

Kaiser: Kaiser Aluminum Corporation, an equity investee of the Company engaged in aluminum operations

Kaiser Shares: 27,938,250 shares of the common stock of Kaiser, all of which are pledged as collateral for the MGHI Notes

Line of Credit Agreement: The agreement between a group of lenders and Scotia LLC pursuant to which Scotia LLC may borrow in order to pay interest on the Timber Notes

LTSY:  Long-term sustained yield

Mateel action:  An action entitled Mateel Environmental Justice Foundation
     v. Pacific Lumber, Scotia Pacific Holding Company, Salmon Creek Corporation and MAXXAM Group Inc. (No. DR 980301) brought on May 27, 1998 in the Superior Court of Humboldt County

MAXXAM:  MAXXAM Inc.

MGHI Notes:  12% MGHI Senior Secured Notes due August 1, 2003

MGI:  MAXXAM Group Inc., a wholly owned subsidiary of the Company

Multi-Species HCP:  A habitat conservation plan covering multiple species

Owl Creek Agreement:  The agreement entered into by Scotia LLC with
     California regarding the future sale of the Owl Creek grove

Owl Creek Grove: A grove of approximately 900 acres of primarily old growth timber owned by Scotia LLC

Pacific Lumber: The Pacific Lumber Company, an indirect wholly owned subsidiary of MGI

Pacific Lumber Credit Agreement:  The revolving credit agreement between
     Pacific Lumber and a bank which provides for borrowings of up to $60.0 million, all of which may be used for revolving borrowings, $20.0 million of which may be used for standby letters of credit and $30.0 million of which may be used for timberland acquisitions.

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

Scotia LLC: Scotia Pacific Company LLC, a limited liability company wholly owned by Pacific Lumber

Scotia LLC June 1999 Form 10-Q: Scotia LLC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File No. 333-63825

SFAS No. 130:  Statement of Financial Accounting Standards No. 130,
     "Reporting Comprehensive Income"

SFAS No. 133:  Statement of Financial Accounting Standards No. 133,
     "Accounting for Derivative Instruments and Hedging Activities"

SFAS No. 137:  Statement of Financial Accounting Standards No. 137,
     "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133"

Supplemental EPIC Notice Letter:  A notice sent to MAXXAM, Pacific Lumber,
     Scotia LLC, Salmon Creek and various government agencies on or about May 21, 1999 from EPIC, the Sierra Club and other environmental groups incorporating the EPIC Notice Letter and alleging violations of the ESA relating to various aspects of the Headwaters Agreement

SYP: Sustained yield plan establishing long-term sustained yield harvest levels for a company's timberlands

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

TOL: Timber operator's license allowing the holder to conduct timber harvesting operations

USWA lawsuit:  An action entitled United Steelworkers of America, AFL-CIO,
     CLC, and Donald Kegley v. California Department of Forestry and Fire Protection, The Pacific Lumber Company, Scotia Pacific Company LLC and Salmon Creek Corporation (No. 99CS00626) filed on March 31, 1999 in the Superior Court of Sacramento County and transferred to the Superior Court of Humboldt County on July 13, 1999 (No. CV-990452)