Form 10-Q
period 1999-09-30
MAXXAM GROUP HOLDINGS INC
filed 1999-10-27
CIK 1029500

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                           ---------------------------


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                        Commission File Number 333-18723


                           MAXXAM GROUP HOLDINGS INC.
             (Exact name of Registrant as specified in its charter)



                 DELAWARE                               76-0518669
       (State or other jurisdiction                  (I.R.S. Employer
    of incorporation or organization)             Identification Number)

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


     Number of shares of common stock outstanding at October 26, 1999: 1,000


      Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

--------------------------------------------------------------------------------




                                TABLE OF CONTENTS


PART I.  -  FINANCIAL INFORMATION

      Item 1.     Financial Statements:
                  Consolidated Balance Sheet at September 30, 1999 and December
                        31, 1998
                  Consolidated Statement of Operations for the three and nine months ended September 30, 1999 and 1998
                  Consolidated Statement of Cash Flows for the nine months ended
                        September 30, 1999 and 1998
                  Condensed Notes to Consolidated Financial Statements
      Item  2.    Management's Discussion and Analysis of Financial Condition
                        and Results of Operation
      Item 3.     Quantitative and Qualitative Disclosures About Market Risk

PART II.  -  OTHER INFORMATION

      Item 1.     Legal Proceedings
      Item 6.     Exhibits and Reports on Form 8-K
      Signatures

APPENDIX A - GLOSSARY OF DEFINED TERMS




                   MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                 (IN MILLIONS OF DOLLARS, EXCEPT SHARE AMOUNTS)



                                                                                      SEPTEMBER 30,   DECEMBER 31,
                                                                                          1999            1998
                                                                                     --------------  --------------
                                                                                      (UNAUDITED)
                                      ASSETS
Current assets:
   Cash and cash equivalents.......................................................  $        83.7   $       150.8
   Marketable securities...........................................................           38.4            11.7
   Receivables:
      Trade........................................................................           10.5            10.5
      Other........................................................................            4.5             7.1
   Inventories.....................................................................           40.9            44.0
   Prepaid expenses and other current assets.......................................           11.0             8.0
                                                                                     --------------  --------------
      Total current assets.........................................................          189.0           232.1
Timber and timberlands, net of accumulated depletion of $178.9 and
   $178.4, respectively............................................................          255.7           302.3
Property, plant and equipment, net of accumulated depreciation of $92.8 and
   $85.7, respectively.............................................................          100.3           103.1
Note receivable from MAXXAM Inc....................................................          147.8           132.8
Investment in Kaiser Aluminum Corporation..........................................            8.6            41.5
Deferred financing costs, net......................................................           23.7            26.2
Deferred income taxes..............................................................           25.9            90.4
Restricted cash....................................................................          294.3            16.6
Other assets.......................................................................            8.8             7.2
                                                                                     --------------  --------------
                                                                                     $     1,054.1   $       952.2
                                                                                     ==============  ==============

                       LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
   Accounts payable................................................................  $         8.0   $         3.4
   Accrued interest................................................................           15.0            34.9
   Accrued compensation and related benefits.......................................            8.9             8.4
   Deferred income taxes...........................................................            8.0             9.7
   Other accrued liabilities.......................................................            3.6             2.2
   Short-term borrowings and current maturities of long-term debt..................           37.7             8.3
                                                                                     --------------  --------------
      Total current liabilities....................................................           81.2            66.9
Long-term debt, less current maturities............................................          974.2           990.2
Other noncurrent liabilities.......................................................           43.0            29.6
                                                                                     --------------  --------------
      Total liabilities............................................................        1,098.4         1,086.7
                                                                                     --------------  --------------

Contingencies

Stockholder's deficit:
   Common stock, $1.00 par value; 3,000 shares authorized; 1,000 shares issued.....              -               -
   Additional capital..............................................................          123.2           123.2
   Accumulated deficit.............................................................         (167.5)         (257.7)
                                                                                     --------------  --------------
      Total stockholder's deficit..................................................          (44.3)         (134.5)
                                                                                     --------------  --------------
                                                                                     $     1,054.1   $       952.2
                                                                                     ==============  ==============




   The accompanying notes are an integral part of these financial statements.







                   MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                            (IN MILLIONS OF DOLLARS)


                                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                                            --------------------------- ---------------------------
                                                                1999          1998          1999          1998
                                                            ------------  ------------- ------------- -------------
                                                                                  (UNAUDITED)
Net sales:
   Lumber and logs........................................  $      42.4   $       58.8  $      120.6  $      165.1
   Other..................................................          6.6            7.1          16.5          16.2
                                                            ------------  ------------- ------------- -------------
                                                                   49.0           65.9         137.1         181.3
                                                            ------------  ------------- ------------- -------------

Operating expenses:
   Cost of goods sold.....................................         45.3           43.7         121.3         116.3
   Selling, general and administrative expenses...........          3.8            3.4          11.6          10.1
   Depletion and depreciation.............................          3.8            6.0          13.0          17.3
                                                            ------------  ------------- ------------- -------------
                                                                   52.9           53.1         145.9         143.7
                                                            ------------  ------------- ------------- -------------

Operating income (loss)...................................         (3.9)          12.8          (8.8)         37.6

Other income (expense):
   Gain on sale of Headwaters Timberlands.................            -              -         239.8             -
   Equity in earnings (loss) of Kaiser Aluminum
        Corporation.......................................        (13.8)           3.8         (32.9)         13.9
   Investment, interest and other income..................         10.1            2.1          33.5          16.2
   Interest expense.......................................        (20.9)         (23.3)        (62.1)        (70.9)
                                                            ------------  ------------- ------------- -------------
Income (loss) before income taxes.........................        (28.5)          (4.6)        169.5          (3.2)
Credit (provision) in lieu of income taxes................          9.2            3.0         (79.3)          6.1
                                                            ------------  ------------- ------------- -------------
Income (loss) before extraordinary item...................        (19.3)          (1.6)         90.2           2.9
Extraordinary item:
   Loss on early extinguishment of debt, net of
      income tax benefit of $23.6.........................            -          (41.8)            -         (41.8)
                                                            ------------  ------------- ------------- -------------
Net income (loss).........................................  $     (19.3)  $      (43.4) $       90.2  $      (38.9)
                                                            ============  ============= ============= =============



   The accompanying notes are an integral part of these financial statements.







                   MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN MILLIONS OF DOLLARS)


                                                                                             NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                        ---------------------------
                                                                                            1999          1998
                                                                                        ------------- -------------
                                                                                                (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)................................................................... $       90.2  $      (38.9)
   Adjustments to reconcile net income (loss) to net cash provided by (used for)
      operating activities:
      Depletion and depreciation.......................................................         13.0          17.3
      Gain on sale of Headwaters Timberlands...........................................       (239.8)            -
      Extraordinary loss on early extinguishment of debt, net..........................            -          41.8
      Equity in undistributed loss (earnings) of Kaiser Aluminum Corporation...........         32.9         (13.9)
      Amortization of deferred financing costs and discounts on long-term debt.........          1.8          10.9
      Net gain on other asset dispositions.............................................           -           (1.9)
      Net sales (purchases) of marketable securities...................................        (17.4)         32.7
      Net gain on marketable securities................................................         (9.3)         (0.4)
      Deferral of interest payment on note receivable from MAXXAM Inc..................        (12.2)         (7.8)
   Increase (decrease) in cash resulting from changes in:
      Receivables......................................................................         (1.4)          1.6
      Inventories, net of depletion....................................................          1.2           5.3
      Prepaid expenses and other assets................................................         (2.9)         (0.3)
      Accounts payable.................................................................          4.6           6.9
      Accrued interest.................................................................        (19.8)        (15.8)
      Other accrued liabilities........................................................          1.2          (2.3)
      Accrued and deferred income taxes................................................         79.3          (7.1)
      Long-term assets ................................................................         (1.7)         (1.9)
      Long-term liabilities............................................................         (0.4)         (0.5)
                                                                                        ------------- -------------
        Net cash provided by (used for) operating activities...........................        (80.7)         25.7
                                                                                        ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net proceeds from sale of Headwaters Timberlands....................................        298.2             -
   Net proceeds from other dispositions of property and investments....................            -           6.5
   Capital expenditures................................................................        (20.0)        (10.4)
   Restricted cash withdrawals used to acquire timberlands.............................         12.9           1.8
                                                                                        ------------- -------------
        Net cash provided by (used for) investing activities...........................        291.1          (2.1)
                                                                                        ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt............................................            -         867.2
   Premiums for early retirement of debt...............................................            -         (45.4)
   Incurrence of deferred financing costs..............................................         (0.2)        (21.4)
   Redemption, repurchases of and principal payments on long-term debt.................         (8.3)       (790.2)
   Net borrowings under revolving and short-term credit facilities.....................         21.6             -
   Dividends paid......................................................................            -          (2.5)
   Restricted cash withdrawals (deposits), net.........................................       (290.6)          2.9
                                                                                        ------------- -------------
        Net cash provided by (used for) financing activities...........................       (277.5)         10.6
                                                                                        ------------- -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...................................        (67.1)         34.2
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.......................................        150.8          91.8
                                                                                        ------------- -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD............................................. $       83.7  $      126.0
                                                                                        ============= =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid, net of capitalized interest.......................................... $       80.1  $       77.9



   The accompanying notes are an integral part of these financial statements.





                   MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    GENERAL

      The information contained in the following notes to consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Form 10-K. Any capitalized terms used but not defined in these Condensed Notes to the Consolidated Financial Statements are defined in the "Glossary of Defined Terms" contained in Appendix A. All references to the "Company" include MAXXAM Group Holdings Inc. and its subsidiary companies unless otherwise indicated or the context indicates otherwise. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

      The consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 1999, the consolidated results of operations for the three and nine months ended September 30, 1999 and 1998 and consolidated cash flows for the nine months ended September 30, 1999 and 1998. Certain reclassifications of prior period information have been made to conform to the current presentation. The Company is a wholly owned subsidiary of MAXXAM.

      There were no reconciling items between net income and comprehensive income in either of the three and nine month periods ended September 30, 1999 and 1998.

      SFAS No. 133 requires companies to recognize all derivative instruments as assets or liabilities in the balance sheet and to measure those instruments at fair value. SFAS No. 133 initially required adoption by January 1, 2000. SFAS No. 137, issued in June 1999, delayed the required implementation date of SFAS No. 133 to no later than January 1, 2001. Kaiser, the Company's equity investee, has hedging programs which use various derivative products to "lock-in" a price (or range of prices) for products sold or used so that earnings and cash flows are subject to reduced risk of volatility. Under SFAS No. 133, Kaiser will be required to "mark-to-market" its hedging positions at the end of each period in advance of the period of recognition for the transaction to which the hedges relate. Pursuant to SFAS No. 130, Kaiser will reflect changes in the fair value of its open hedging positions as an increase or reduction in stockholders' equity through comprehensive income. Under SFAS No. 130, the impact of the changes in the fair value of Kaiser's hedging positions will be reversed from comprehensive income (net of any fluctuations in other "open" positions) and will be reflected in traditional net income upon occurrence of the transactions to which the hedges relate. Under the equity method of accounting which the Company follows in accounting for its investment in Kaiser, the Company will reflect its equity share of Kaiser's adjustments to stockholder's equity through comprehensive income.

2.    HEADWATERS TRANSACTIONS

      As described in Note 7 below, on September 28, 1996, the Pacific Lumber Parties entered into the Headwaters Agreement with the United States and California which provided the framework for the acquisition by the United States and California of the Headwaters Timberlands. A substantial portion of the Headwaters Timberlands contains virgin old growth timber. Approximately 4,900 of these acres were owned by Salmon Creek, with the remaining 700 acres being owned by Scotia LLC (Pacific Lumber owned the timber and related timber harvesting rights on this acreage). On March 1, 1999, the Pacific Lumber Parties, the United States and California consummated the Headwaters Agreement. Salmon Creek received $299.9 million for its 4,900 acres, and for its 700 acres, Pacific Lumber received the 7,700 acre Elk River Timberlands which Pacific Lumber contributed to Scotia LLC in June 1999. Of these proceeds, $285.0 million was deposited into an escrow account to be made available as necessary to support the Timber Notes, and may be released only under certain circumstances. As of September 30, 1999, the Escrowed Funds were $288.6 million.

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

3.    INVENTORIES

      Inventories consist of the following (in millions):


                                    SEPTEMBER 30,   DECEMBER 31,
                                        1999            1998
                                  --------------  --------------
Lumber.........................   $        25.1   $        36.0
Logs...........................            15.8             8.0
                                  --------------  --------------
                                  $        40.9   $        44.0
                                  ==============  ==============

4.    RESTRICTED CASH

      Cash and cash equivalents include restricted cash held as security for short positions in marketable securities and for debt service payments on the Timber Notes of $27.0 million and $74.8 million at September 30, 1999 and December 31, 1998, respectively.

      Long-term restricted cash at September 30, 1999 primarily consists of the Escrowed Funds and funds held in the Prefunding Account. Long-term restricted cash at December 31, 1998 primarily consists of funds held in the Prefunding Account.

5.    INVESTMENT IN KAISER

      Subsequent to its formation, the Company received, as a capital contribution from MAXXAM, the Kaiser Shares. Kaiser operates in several principal aspects of the aluminum industry -- the mining of bauxite into alumina, the production of primary aluminum and the manufacture of fabricated (including semi-fabricated) aluminum products. Kaiser's common stock is publicly traded on the New York Stock Exchange under the trading symbol "KLU." The Kaiser Shares represent a 35.2% equity interest in Kaiser at September 30, 1999.

      The market value for the Kaiser Shares based on the price per share quoted at the close of business on October 22, 1999 was $195.6 million. There can be no assurance that such value would be realized should the Company dispose of its investment in the Kaiser Shares.

      The following table contains summarized financial information of Kaiser (in millions).



                                                             SEPTEMBER 30,   DECEMBER 31,
                                                                 1999            1998
                                                            --------------  --------------
                                                             (UNAUDITED)
Current assets............................................  $       971.5   $     1,030.0
Property, plant and equipment, net........................        1,059.7         1,108.7
Other assets..............................................        1,064.0           852.2
                                                            --------------  --------------
           Total assets...................................  $     3,095.2   $     2,990.9
                                                            ==============  ==============

Current liabilities.......................................  $       564.2   $       558.4
Long-term debt, less current maturities...................          969.9           962.6
Other liabilities.........................................        1,417.6         1,227.2
Minority interests........................................          116.0           123.5
Stockholders' equity......................................           27.5           119.2
                                                            --------------  --------------
          Total liabilities and stockholders' equity......  $     3,095.2   $     2,990.9
                                                            ==============  ==============




                                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                               SEPTEMBER 30,                  SEPTEMBER 30,
                                                      ------------------------------  -----------------------------
                                                           1999            1998            1999           1998
                                                      --------------  --------------  -------------- --------------
                                                                               (UNAUDITED)
Net sales...........................................  $       520.3   $       541.6   $     1,524.7  $     1,753.4
Costs and expenses..................................         (532.4)         (510.8)       (1,569.1)      (1,622.5)
Other expenses......................................          (49.1)          (26.4)         (101.7)         (83.2)
                                                      --------------  --------------  -------------- --------------
Income (loss) before income taxes and minority
   interests........................................          (61.2)            4.4          (146.1)          47.7
Credit (provision) for income taxes.................           21.1             6.7            49.9           (8.5)
Minority interests..................................            0.9            (0.3)            3.1            0.3
                                                      --------------  --------------  -------------- --------------
Net income (loss)...................................  $       (39.2)  $        10.8   $       (93.1) $        39.5
                                                      ==============  ==============  ============== ==============
Equity in earnings (loss) of Kaiser.................  $       (13.8)  $         3.8   $       (32.9) $        13.9
                                                      ==============  ==============  ============== ==============

6.    LONG-TERM DEBT

      Long-term debt consists of the following (in millions):


                                                                                      SEPTEMBER 30,   DECEMBER 31,
                                                                                          1999            1998
                                                                                     --------------  --------------
6.55% Scotia LLC Class A-1 Timber Collateralized Notes due July 20, 2028...........  $       152.6   $       160.7
7.11% Scotia LLC Class A-2 Timber Collateralized Notes due July 20, 2028...........          243.2           243.2
7.71% Scotia LLC Class A-3 Timber Collateralized Notes due July 20, 2028...........          463.3           463.3
Pacific Lumber Credit Agreement....................................................            4.0               -
12% MGHI Senior Secured Notes due August 1, 2003...................................          130.0           130.0
Other..............................................................................            1.2             1.3
                                                                                     --------------  --------------
                                                                                             994.3           998.5
Less: current maturities...........................................................          (20.1)           (8.3)
                                                                                     --------------  --------------
                                                                                     $       974.2   $       990.2
                                                                                     ==============  ==============

7.    CONTINGENCIES

      Regulatory and environmental matters play a significant role in the Company's business, which is subject to a variety of California and federal laws and regulations, as well as the Final HCP, Final SYP and Pacific Lumber's 1999 TOL, dealing with timber harvesting practices, threatened and endangered species and habitat for such species, and air and water quality. While regulatory and environmental concerns have resulted in restrictions on the geographic scope and timing of the Company's timber operations, increased operational costs and engendered litigation and other challenges to the Company's operations, prior to 1998 they had not had a significant adverse effect on the Company's financial position, results of operations or liquidity. However, the Company's results of operations for 1998 and for 1999 through the date of this report have been adversely affected by certain regulatory and environmental matters, including during the second half of 1998 through the date of this report, the absence of a sufficient number of available THPs to enable the Company to conduct its operations at historic levels.

      On September 28, 1996, the Pacific Lumber Parties entered into the Headwaters Agreement with the United States and California which provided the framework for the acquisition of the Headwaters Timberlands by the United States and California. Consummation of the Headwaters Agreement was conditioned upon, among other things, approval of an SYP, approval of a Multi-Species HCP and issuance of the Permits. As further described in Note 2 "Headwaters Transactions," on March 1, 1999, the Pacific Lumber Parties, the United States and California consummated the Headwaters Agreement. In addition to the transfer of the Headwaters Timberlands by the Pacific Lumber Parties described in Note 2, the Final SYP and the Final HCP were approved and the Permits were issued. The Pacific Lumber Parties and California also executed the California Agreement.

       The Final SYP complies with certain California Board of Forestry regulations requiring timber companies to project timber growth and harvest on their timberlands over a 100-year planning period and establish an LTSY harvest level. An SYP must demonstrate that the average annual harvest over any rolling ten-year period will not exceed the LTSY harvest level and that a timber company's projected timber inventory is capable of sustaining the LTSY harvest level in the last decade of the 100-year planning period. The Final SYP is effective for 10 years and may be amended by Pacific Lumber, subject to approval by the CDF. The Final SYP is subject to review after five years. Revised SYPs would be prepared every decade that address the LTSY harvest level based upon reassessment of changes in the resource base and other factors.

      Several species located on the Company's timberlands, including the northern spotted owl, the marbled murrelet, the coho salmon and the steelhead trout, have been listed as endangered or threatened under the ESA and/or the CESA. The Final HCP and the Permits allow incidental "take" of these and certain other listed species so long as there is no "jeopardy" to the continued existence of such species. The Final HCP identifies the measures to be instituted in order to minimize and mitigate the anticipated level of take to the greatest extent practicable. The Final HCP not only provides for the Company's compliance with habitat requirements for the northern spotted owl, the marbled murrelet, the coho salmon and the steelhead trout, it also provides for issuance of Permits for thirteen additional species that are or may be listed in the future. The Final HCP and related Permits have a term of 50 years, and, among other things, include the following protective measures: (i) setting aside timberlands as marbled murrelet conservation areas; (ii) establishing streamside "no-cut" and limited cut buffers and identifying mass wasting areas of concern based on an assessment of each of the Company's watersheds to be completed within five years; (iii) limiting harvesting activities during certain times of the year and during wet weather conditions; and (iv) making certain specified improvements to the Company's roads. The Final SYP is also subject to the foregoing provisions. The Company believes that the Final SYP and the Final HCP should in the long-term expedite the preparation and facilitate approval of its THPs, although the Company is experiencing difficulties in the THP approval process as it implements these agreements.

      Under the Federal Clean Water Act, the EPA is required to establish TMDLs in water courses that have been declared to be "water quality impaired." The EPA and the North Coast Regional Water Quality Control Board are in the process of establishing TMDLs for seventeen northern California rivers and certain of their tributaries, including certain water courses that flow within the Company's timberlands. The final TMDL requirements applicable to the Company's timberlands may require aquatic measures that are different from or in addition to the prescriptions to be developed pursuant to the watershed analysis process provided for in the Final HCP.

      Lawsuits are pending and threatened which seek to prevent the Company from implementing the Final HCP and/or the Final SYP, implementing certain of the Company's approved THPs or carrying out certain other operations. On or about January 29, 1999, the Company received the EPIC Notice Letter which alleges various violations of the ESA and challenges, among other things, the validity and legality of the Permits. On or about May 21, 1999, EPIC and other environmental groups sent the Supplemental EPIC Notice Letter, incorporating the EPIC Notice Letter and threatening to sue MAXXAM, Pacific Lumber, Scotia LLC, Salmon Creek and various government agencies for alleged violations of the ESA relating to various aspects of the Headwaters Agreement. Separately, on March 31, 1999, the EPIC- SYP/Permits lawsuit was filed alleging various violations of the CESA and CEQA, and challenging, among other things, the validity and legality of the Permits issued by California and the Final SYP. On March 31, 1999, the USWA lawsuit was filed also challenging the validity and legality of the Final SYP. The Company believes that appropriate procedures were followed throughout the public review and approval process concerning the Final Plans, and the Company is working with the relevant state and federal agencies to defend these challenges. Although uncertainties are inherent in the final outcome of the EPIC Notice Letter, the Supplemental EPIC Notice Letter, the EPIC-SYP/Permits lawsuit and the USWA lawsuit, the Company believes that the resolution of these matters should not result in a material adverse effect on its financial condition or results of operations or the ability to harvest timber. While the Company expects environmentally focused objections and lawsuits to continue, it believes that the Final HCP, Final SYP and the Permits should enhance its position in connection with these continuing challenges, and over time, reduce or minimize such challenges.

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

      The following table presents selected operational and financial information for the three and nine months ended September 30, 1999 and 1998.


                                               THREE MONTHS ENDED        NINE MONTHS ENDED
                                                  SEPTEMBER 30,            SEPTEMBER 30,
                                             -----------------------  -----------------------
                                                1999         1998        1999        1998
                                             -----------  ----------  ----------  -----------
                                             (IN MILLIONS OF DOLLARS, EXCEPT SHIPMENTS AND PRICES)
Shipments:
   Lumber: (1)
      Redwood upper grades.................         4.9        11.1        19.1         33.2
      Redwood common grades................        33.4        63.6       101.0        177.1
      Douglas-fir upper grades.............         3.0         1.6         7.5          5.1
      Douglas-fir common grades............        18.3        11.6        46.0         32.9
      Other................................         1.8         0.7         6.2          6.4
                                             -----------  ----------  ----------  -----------
        Total lumber.......................        61.4        88.6       179.8        254.7
                                             ===========  ==========  ==========  ===========
   Wood chips (2)..........................        48.1        58.8       124.7        139.6
                                             ===========  ==========  ==========  ===========

Average sales price:
   Lumber: (3)
      Redwood upper grades.................  $    1,633   $   1,453   $   1,500   $    1,486
      Redwood common grades................         646         560         607          540
      Douglas-fir upper grades.............       1,267       1,264       1,286        1,275
      Douglas-fir common grades............         467         376         433          353
   Wood chips (4)..........................          78          74          78           72

Net sales:
   Lumber, net of discount.................  $     42.3   $    57.9   $   120.5   $    163.7
   Wood chips..............................         3.8         4.3         9.7         10.0
   Cogeneration power......................         1.4         1.4         2.7          3.2
   Other...................................         1.5         2.3         4.2          4.4
                                             -----------  ----------  ----------  -----------
        Total net sales....................  $     49.0   $    65.9   $   137.1   $    181.3
                                             ===========  ==========  ==========  ===========
Operating income (loss)....................  $     (3.9)  $    12.8   $    (8.8)  $     37.6
                                             ===========  ==========  ==========  ===========
Operating cash flow (5)....................  $     (0.1)  $    18.7   $     4.2   $     54.9
                                             ===========  ==========  ==========  ===========
Income (loss) before income taxes(6).......  $    (28.5)  $    (4.6)  $   169.5   $     (3.2)
                                             ===========  ==========  ==========  ===========
Net income (loss)(7).......................  $    (19.3)  $   (43.4)  $    90.2   $    (38.9)
                                             ===========  ==========  ==========  ===========
Capital expenditures.......................  $      2.4   $     4.4   $    20.0   $     10.4
                                             ===========  ==========  ==========  ===========

---------------------------
(1)   Lumber shipments are expressed in millions of board feet.
(2) Wood chip shipments are expressed in thousands of bone dry units of 2,400 pounds.
(3)   Dollars per thousand board feet.
(4)   Dollars per bone dry unit.
(5) Operating income before depletion and depreciation, also referred to as "EBITDA."
(6) 1999 results include a $239.8 million gain on the sale of the Headwaters Timberlands.
(7) 1998 results include an extraordinary loss of $41.8 million, net of tax, for the early extinguishment of debt.

      Net sales
      Net sales for the three and nine month periods ended September 30, 1999 decreased from the comparable 1998 periods due primarily to lower shipments of upper and common grade redwood lumber offset somewhat by higher shipments of Douglas-fir lumber and higher prices for redwood and Douglas-fir lumber. The decrease in shipments of redwood lumber is largely due to continuing reductions in the volume of logs available for the production of lumber products. As was the case in the first half of 1999, the diminished supply of approved THPs continued to affect log supplies in the third quarter. Net sales for the nine months ended September 30, 1999 were also affected by seasonal restrictions on logging operations. See "--Trends" for further discussion of the factors affecting the supply of approved THPs.

      Operating income (loss)
      The Company had an operating loss for the three and nine months ended September 30, 1999 as compared to operating income for the comparable 1998 periods primarily due to the decrease in net sales discussed above. Results for the three and nine months ended September 30, 1999 were also affected by higher costs and expenses due to higher logging costs as well as manufacturing inefficiencies resulting from production curtailments at the sawmills due to the lack of logs.

      Income (loss) before income taxes
      Loss before income taxes for the three months ended September 30, 1999 increased from the comparable 1998 period primarily due to the operating loss discussed above as well as a loss from Kaiser. Income before income taxes for the nine months ended September 30, 1999 increased from the comparable prior year period principally due to the gain on the sale of the Headwaters Timberlands of $239.8 million ($142.1 million net of deferred taxes) offset by the operating loss discussed above as well as a loss from Kaiser. Income (loss) before income taxes for the three and nine months ended September 30, 1999 also reflects interest income as a result of investing the net proceeds from the sale of the Headwaters Timberlands as well as higher earnings from marketable securities.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See above for cautionary information with respect to such forward-looking statements.

      The indenture governing the MGHI Notes, among other things, restricts the ability of the Company to incur additional indebtedness and liens, engage in transactions with affiliates, pay dividends and make investments. During the nine months ended September 30, 1999, no dividends were paid by the Company.

      During the nine months ended September 30, 1999, MGI paid $18.7 million in dividends to the Company.

      The Pacific Lumber Credit Agreement and the indenture governing the Timber Notes contain various covenants which, among other things, limit the ability of Pacific Lumber and Scotia LLC to incur additional indebtedness and liens, to engage in transactions with affiliates, to pay dividends and to make investments. As of September 30, 1999, under the most restrictive of these covenants, no dividends could be paid by Pacific Lumber to its parent.

      On September 16, 1999, Britt paid a dividend of $5.7 million to MGI which in turn made a capital contribution to Pacific Lumber for the same amount.

      As of September 30, 1999, $30.6 million of total availability existed under the Pacific Lumber Credit Agreement, $4.0 million borrowings were outstanding and letters of credit outstanding amounted to $12.4 million.

      The Escrowed Funds were $288.6 million as of September 30, 1999 and are to be made available as necessary to support Scotia LLC's Timber Notes. The Escrowed Funds may be released by the Escrow Agent only in accordance with the terms of the Escrow Agreement.

      On July 16, 1999, Scotia LLC's Line of Credit Agreement was extended for an additional year to July 16, 2000. Interest on initial borrowings outstanding for less than six months was increased to the Base Rate (as defined in the agreement) plus 0.25% or a one month or six month LIBOR rate plus 1%. As of September 30, 1999, $17.7 million was outstanding under Scotia LLC's Line of Credit Agreement.

      On the July 20, 1999 note payment date for the Timber Notes, Scotia LLC had $6.5 million in cash available to pay the $31.6 million of interest due. Scotia LLC borrowed the remaining $25.1 million in funds under the terms of the Line of Credit Agreement. In addition, Scotia LLC paid approximately $2.8 million of principal on the Timber Notes (the amount equal to Scheduled Amortization) using funds received as a capital contribution from Pacific Lumber. Funds for the $2.8 million principal payment were provided from the Escrowed Funds and were released in accordance with the terms of the Escrow Agreement. The indenture governing the Timber Notes was amended to allow the capital contribution from Pacific Lumber to be applied as a principal payment.

      The Company believes that Scotia LLC will not generate sufficient cash from operations to pay all of the interest on the Timber Notes on the January 20, 2000 payment date. However, the Company expects that funds sufficient to meet debt service obligations on the Timber Notes on such date will either be made available from funds borrowed under Scotia LLC's Line of Credit Agreement, through capital contributions from Pacific Lumber or a direct or indirect parent corporation, or from the use of funds now held under the Escrow Agreement.

      As of September 30, 1999, the Company had consolidated long-term debt of $974.2 million (net of current maturities) as compared to $990.2 million at December 31, 1998. The decrease in long-term debt was due to $8.2 million of principal payments on the Timber Notes and an increase in the current portion of long-term debt of $7.8 million. The Company and its subsidiaries anticipate that existing cash, cash equivalents, marketable securities, funds available under the Escrow Agreement and available sources of financing will be sufficient to fund their working capital and capital expenditure requirements for the next year. With respect to their long-term liquidity, dividends from Scotia LLC to Pacific Lumber will be limited for at least the next one to two years, and therefore, absent any release to Pacific Lumber of the Escrowed Funds, Pacific Lumber will not have adequate funds to support all of its working capital and capital expenditure requirements, and it will require contributions from MGI to meet any deficiencies. Although the Company believes that existing cash and cash equivalents should provide sufficient funds to meet the working capital and capital expenditure requirements for itself and its subsidiaries, until such time as Pacific Lumber has adequate cash flows from operations, dividends from Scotia LLC and/or funds released from the Escrowed Funds, there can be no assurance that this will be the case. Furthermore, due to its highly leveraged condition, the Company is more sensitive than less leveraged companies to factors affecting its operations, including governmental regulation and litigation affecting its timber harvesting practices (see Note 7 to the Consolidated Financial Statements), increased competition from other lumber producers or alternative building products and general economic conditions. See "--Trends" below.

TRENDS

      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See above for cautionary information with respect to such forward-looking statements.

      The Company's forest products operations are conducted by MGI through Pacific Lumber and Britt. Regulatory and environmental matters play a significant role in Pacific Lumber's operations, which are subject to a variety of California and federal laws and regulations as well as the Final HCP, Final SYP and Pacific Lumber's 1999 TOL, dealing with timber harvesting practices, threatened and endangered species and habitat for such species, and air and water quality. Moreover, these laws and regulations are modified from time to time and are subject to judicial and administrative interpretation. Compliance with such laws, regulations and judicial and administrative interpretations, and related litigation have increased the cost of logging operations. The Company's forest products segment has also been adversely affected by a lack of available logs as a result of a severely diminished supply of available THPs. Prior to the consummation of the Headwaters Agreement on March 1, 1999, the reduced number of approved THPs was attributable to several factors, including a significantly reduced level of THPs submitted by Pacific Lumber to the CDF during 1998 and during the first two months of 1999 due to (a) the extensive amount of time devoted by Pacific Lumber's foresters, wildlife and fisheries biologists and other personnel to (i) amending a significant number of previously submitted THPs to incorporate various new requirements which Pacific Lumber agreed to as part of the Pre-Permit Agreement, (ii) preparing the Combined Plan and all the related data, responding to comments on the Combined Plan, assessing and responding to federal and state proposals and changes concerning the Combined Plan, and evaluating the Final Plans, (iii) responding to comments received by Pacific Lumber from various federal and state governmental agencies with respect to its filed THPs in light of the new and more stringent requirements that Pacific Lumber agreed to observe pursuant to the Pre-Permit Agreement, and (iv) responding to newly filed litigation involving certain of Pacific Lumber's approved THPs and (b) implementation of a provision contained in the Pre-Permit Agreement which required, for the first time, a licensed geologist to review virtually all of Pacific Lumber's THPs prior to submission to the CDF. Pacific Lumber also experienced an unexpected significantly slower rate of review and approval with respect to its filed THPs due, in large part, to the issues that emerged in applying the requirements embodied in the Pre-Permit Agreement to Pacific Lumber's THPs, certain of which requirements imposed new forestry practices that applied solely to Pacific Lumber's operations.

      With the consummation of the Headwaters Agreement, Pacific Lumber has completed its work in connection with preparation of the Final Plans; however, significant additional work continues to be required in connection with their implementation. As a result of the implementation process, 1999 has been a transition period for Pacific Lumber with respect to the filing and approval of its THPs. The transition period is expected to continue into 2000. Certain of the THPs which were approved by the CDF prior to March 1, 1999 were grandfathered under the Implementation Agreement, and are harvestable subject to the harvesting restrictions prescribed under the THPs and satisfaction of certain agreed conditions. The remaining THPs which were in the process of being reviewed but were not yet approved by the CDF at the time of the consummation of the Final Plans each require varying degrees of revisions. Pacific Lumber believes that the rate of submissions of THPs during the fourth quarter will increase. However, Pacific Lumber believes that the review and approval process for THPs through at least the first quarter of 2000 will continue to be slower than Pacific Lumber has historically experienced as Pacific Lumber, the CDF and other agencies continue to develop procedures for implementing the Final Plans. Nevertheless, Pacific Lumber anticipates that after a transition period, the implementation of the Final Plans will streamline the process of preparing THPs and potentially shorten the time to obtain approval of THPs.

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

YEAR 2000 READINESS

      The Company has established a team to address the potential impacts of the year 2000 on each of its critical business functions. The team has completed its assessment of the Company's critical information technology and embedded technology, including its geographic information system and equipment and systems used in operating its sawmills and cogeneration plant, and the required modifications and testing have been completed. The modification costs were less than $100,000. Systems modification costs were expensed as incurred. Costs associated with new systems were capitalized and will be amortized over the life of the product.

      In addition to addressing the Company's internal systems, the team has identified key vendors that could be impacted by year 2000 issues, and surveys have been conducted regarding their compliance efforts. Management has evaluated the responses to the surveys and made direct contact with parties which were deemed to be critical. These inquiries were made by the Company's own staff, and the costs associated with this program were minimal.

      Kaiser, the Company's equity investee, has implemented a company-wide program to coordinate the year 2000 efforts of its individual business units and to track their progress. The intent of the program is to make sure that critical items are identified on a sufficiently timely basis to assure that the necessary resources can be committed to address any material risk areas that could prevent its systems and assets from being able to meet Kaiser's business needs and objectives. Spending related to this program, which began in 1997 and is expected to continue through 1999, is estimated to be in the $10-15 million range. As of September 30, 1999, Kaiser estimates that approximately $1.8 million of year 2000 expenditures are yet to be incurred. Such remaining amounts are expected to be incurred during the fourth quarter of 1999. In total, Kaiser believes that its remediation and testing efforts are over 90% complete at September 30, 1999. The balance is expected to be completed by November 1999. Kaiser plans to commit the necessary resources for these efforts. In addition to addressing Kaiser's internal systems, the company-wide program involved identification of key supplier, customer and other third party relationships that could be impacted by year 2000 issues.

      While the Company believes that its program is sufficient to identify the critical issues and associated costs necessary to address possible year 2000 problems in a timely manner, there can be no assurance that the program, or underlying steps implemented, will be successful in resolving all such issues prior to the year 2000. If the steps taken by the Company (or critical third parties) are not made in a timely manner, or are not successful in identifying and remedying all significant year 2000 issues, business interruptions or delays could occur. However, based on the information the Company has gathered to date and its expectations of its ability to remedy problems encountered, the Company believes that it will not experience significant business interruptions that would materially impact its results or financial condition. The most reasonably likely worst case scenario which the Company could experience would be problems with certain of the Company's personal computers, field equipment, financial software or GIS software. The Company believes that any such problems could be remedied at minimal cost within a few days and that contingency plans used in the past for dealing with problems with its equipment and software are adequate to address the types of problems which could be encountered in such a scenario. These plans include purchases of replacement equipment, use of third parties for processing GIS information and working with vendors to make any needed software modifications.

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

      This item is not applicable for the Company and its subsidiaries; however, Kaiser, the Company's equity investee, utilizes hedging transactions to lock-in a specified price or range of prices for certain products which it sells or consumes and to mitigate its exposure to changes in foreign currency exchange rates. See Kaiser's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and Exhibit 99.3 in the Company's Form 10-K for information relative to Kaiser's hedging activities.

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

      In connection with the Rollins lawsuit described in the Form 10-K, on September 27, 1999, the Court accepted the plaintiffs' amended complaint which, among other things, eliminated the RICO claims and reduced the number of THPs involved in this lawsuit from 343 to seven.

      In connection with the Wrigley lawsuit described in the Form 10-K, on September 27, 1999, the plaintiffs filed an application seeking to eliminate allegations concerning the seven THPs involved in the Rollins lawsuit, reducing to 336 the number of THPs involved in the Wrigley lawsuit.

HUNSAKER MATTER

      With respect to the Hunsaker action described in the Form 10-K, on March 30, 1999, the Court dismissed the lawsuit with prejudice and ordered the plaintiffs to pay the defendants' costs with respect to the lawsuit. On April 30, 1999, the plaintiffs appealed the dismissal.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

      A.   EXHIBITS:

         10.1 Second Amendment to Escrow Agreement dated October 6, 1999 among Pacific Lumber, Salmon Creek and Citibank, N.A. (incorporated herein by reference to Exhibit 10.1 to the Scotia LLC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999; Registration No. 333-63825)

        *27    Financial Data Schedule for the nine months ended September
               30, 1999

   *  Included with this filing

      B.        REPORTS ON FORM 8-K:

      On July 1, 1999, the Company filed a current report on Form 8-K (under
Item 5) dated June 29, 1999, concerning a press release issued by Kaiser, in which the Company owns a 35.2%% interest.

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



                                              MAXXAM GROUP HOLDINGS INC.





Date: October 27, 1999      By:                    PAUL N. SCHWARTZ
                                 ----------------------------------------------
                                                   Paul N. Schwartz
                                      Vice President, Chief Financial Officer
                                                    and Director
                                             (Principal Financial Officer)




Date: October 27, 1999      By:                  ELIZABETH D. BRUMLEY
                                 ----------------------------------------------
                                                 Elizabeth D. Brumley
                                                      Controller
                                            (Principal Accounting Officer)




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

MGHI Notes: The Company's 12% Senior Secured Notes due August 1, 2003

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

Pacific Lumber Parties: Pacific Lumber, including its subsidiaries and affiliates, and MAXXAM

Permits: The incidental take permits issued by the United States and California pursuant to the Final HCP

Prefunding Account: Restricted cash held in an account by the trustee under the indenture governing the Timber Notes to enable Scotia LLC to acquire timberlands

Pre-Permit Agreement: The February 27, 1998 Pre-Permit Application Agreement in Principle entered into by Pacific Lumber, MAXXAM and various government agencies regarding certain understandings that they had reached regarding the Multi-Species HCP, the Permits and the SYP

RICO: Racketeering Influence and Corrupt Practices Act

Rollins lawsuit: An action entitled Jennie Rollins, et al. v. Charles Hurwitz, John Campbell, Pacific Lumber, MAXXAM Group Holdings Inc., Scotia Pacific Holding Company, MAXXAM Group Inc., MAXXAM Inc., Barnum Timber Company (No. 9700400) filed on December 2, 1997 in the Superior Court of Humboldt County

Salmon Creek: Salmon Creek Corporation, a wholly owned subsidiary of Pacific Lumber

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

TOL: Timber operator's license allowing the holder to conduct timber harvesting operations

USWA lawsuit: An action entitled United Steelworkers of America, AFL-CIO, CLC, and Donald Kegley v. California Department of Forestry and Fire Protection, The Pacific Lumber Company, Scotia Pacific Company LLC and Salmon Creek Corporation (No. 99CS00626) filed on March 31, 1999 in the Superior Court of Sacramento County and transferred to the Superior Court of Humboldt County on July 13, 1999 (No. CV-990452)

Wrigley lawsuit: An action entitled Kristi Wrigley, et al. v. Charles Hurwitz, John Campbell, Pacific Lumber, MAXXAM Group Holdings Inc., Scotia Pacific Holding Company, MAXXAM Group Inc., MAXXAM Inc., Scotia Pacific Company LLC and Federated Development Company (No. 9700399) filed December 2, 1997 in the Superior Court of Humboldt County