Form 10-K
period 1999-12-31
MAXXAM GROUP HOLDINGS INC
filed 2000-03-13
CIK 1029500

--------------------------------------------------------------------------------


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                           ---------------------------



        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999     COMMISSION FILE NUMBER 333-18723

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

                           ---------------------------


           Securities registered pursuant to Section 12(b) of the Act:

                                      None.

           Securities registered pursuant to Section 12(g) of the Act:

                                      None.

                           ---------------------------


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

      Number of shares of Common Stock outstanding at March 8, 2000: 1,000

      REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (I)(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                 Not applicable.

--------------------------------------------------------------------------------



                                TABLE OF CONTENTS

                                     PART I

Item 1.    Business
               General
               Forest Products Operations
                        Pacific Lumber Operations
                        Britt Lumber Operations
                        Regulatory and Environmental Factors and Headwaters
                           Agreement
               Aluminum Operations

Item 2.    Properties

Item 3.    Legal Proceedings

Item 4.    Submission of Matters to a Vote of Security Holders

                                  PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

Item 6.    Selected Financial Data

Item 7.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Item 8.    Financial Statements and Supplementary Data
               Report of Independent Public Accountants
               Consolidated Balance Sheet
               Consolidated Statement of Operations
               Consolidated Statement of Cash Flows
               Consolidated Statement of Stockholder's Deficit
               Notes to Consolidated Financial Statements

Item 9.    Changes in and Disagreements with Accountants on Accounting and
                   Financial Disclosure

                                 PART III

Items
   10-13.  Not applicable.

                                  PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K


ITEM 1.         BUSINESS

GENERAL

      MAXXAM Group Holdings Inc. (the "COMPANY" or "MGHI") is a wholly owned subsidiary of MAXXAM Inc. ("MAXXAM"). The Company's wholly owned subsidiary, MAXXAM Group Inc. ("MGI"), and MGI's wholly owned subsidiaries, The Pacific Lumber Company ("PACIFIC LUMBER") and Britt Lumber Co., Inc. ("BRITT"), are engaged in forest products operations. Pacific Lumber's principal wholly owned subsidiaries are Scotia Pacific Company LLC ("SCOTIA LLC") and Salmon Creek LLC (formerly known as Salmon Creek Corporation; "SALMON CREEK"). As used herein, the terms "Company," "MGHI," "MGI," "Pacific Lumber," "Kaiser" or "MAXXAM" refer to the respective companies and their subsidiaries, unless otherwise noted or the context indicates otherwise.

      Pacific Lumber, which has been in continuous operation for over 130 years, engages in several principal aspects of the lumber industry--the growing and harvesting of redwood and Douglas-fir timber, the milling of logs into lumber products and the manufacturing of lumber into a variety of value-added finished products. Britt manufactures redwood fencing and decking products from small diameter logs, a substantial portion of which Britt acquires from Pacific Lumber (as Pacific Lumber cannot efficiently process them in its own mills). The Company also owns 27,938,250 shares of the common stock of Kaiser Aluminum Corporation ("KAISER"), representing a 35.2% interest in Kaiser. In addition, MAXXAM has a direct interest in Kaiser of 27.8%. Kaiser is a publicly traded company (New York Stock Exchange trading symbol "KLU") which operates in several principal aspects of the aluminum industry--the mining of bauxite, the refining of bauxite into alumina, the production of primary aluminum from alumina, and the manufacture of fabricated (including semi-fabricated) aluminum products.

      This Annual Report on Form 10-K contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places (see Item 1. "Business--Forest Products Operations--Pacific Lumber Operations--Harvesting Practices," "--Production Facilities," "--Regulatory and Environmental Factors" and "--Aluminum Operations," Item 3. "Legal Proceedings" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Background," "--Financial Condition and Investing and Financing Activities" and "--Trends"). Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements and changing prices and market conditions. This Report identifies other factors that could cause such differences between such forward-looking statements and actual results. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

FOREST PRODUCTS OPERATIONS

   PACIFIC LUMBER OPERATIONS

      Consummation of the Headwaters Agreement
      On March 1, 1999, Pacific Lumber, Scotia LLC and Salmon Creek (collectively, the "PALCO COMPANIES") consummated the Headwaters Agreement (the "HEADWATERS AGREEMENT") with the United States and California. See "--Regulatory and Environmental Factors" below. Pursuant to the terms of the Headwaters Agreement, approximately 5,600 acres of timberlands owned by the Palco Companies known as the Headwaters Forest and the Elk Head Springs Forest (the "HEADWATERS TIMBERLANDS") were transferred to the United States. A substantial portion of the Headwaters Timberlands consists of virgin old growth timberlands. In consideration for the transfer of the Headwaters Timberlands, Salmon Creek was paid $299.9 million, Scotia LLC was paid $150,000 and approximately 7,700 acres of timberlands known as the Elk River Timberlands (the "ELK RIVER TIMBERLANDS") were transferred to Pacific Lumber (and subsequently transferred to Scotia LLC). In addition, upon consummation of the Headwaters Agreement (i) habitat conservation and sustained yield plans were approved covering the Scotia LLC Timberlands (as defined below), (ii) California agreed to purchase Scotia LLC's Owl Creek grove and a portion of Pacific Lumber's Grizzly Creek grove, and (iii) the Palco Companies dismissed takings litigation pending against the United States and California. Salmon Creek deposited $285.0 million of the proceeds from the sale of the Headwaters Timberlands into escrow pursuant to an Escrow Agreement (the "ESCROW AGREEMENT"). These proceeds were released from escrow in November 1999, with $169.0 million being placed into a Scheduled Amortization Reserve Account ("SAR ACCOUNT") in order to support principal payments on Scotia LLC's Timber Notes (as defined below). See "--Regulatory and Environmental Factors--Escrow Agreement and SAR Account" below.

      Timber and Timberlands
      Pacific Lumber owns and manages approximately 220,000 acres of virtually contiguous commercial timberlands located in Humboldt County along the northern California coast, an area which has very favorable soil and climate conditions for growing timber. These timberlands contain approximately 67% redwood, 26% Douglas-fir and 7% other timber, are located in close proximity to Pacific Lumber's four sawmills and contain an extensive network of roads. Approximately 206,000 acres of Pacific Lumber's timberlands are owned by Scotia LLC (the "SCOTIA LLC TIMBERLANDS"). In addition, Scotia LLC has the exclusive right to harvest (the "SCOTIA LLC TIMBER RIGHTS") approximately 12,200 acres of Pacific Lumber's timberlands. The timber in respect of the Scotia LLC Timberlands and the Scotia LLC Timber Rights is collectively referred to as the "SCOTIA LLC TIMBER." Substantially all of Scotia LLC's assets are pledged as security for its 6.55% Class A-1 Series B Timber Collateralized Notes, 7.11% Class A-2 Series B Timber Collateralized Notes and 7.71% Class A-3 Series B Timber Collateralized Notes (collectively the "TIMBER NOTES"). The Timber Notes are governed by an Indenture (the "TIMBER NOTES INDENTURE"). Pacific Lumber harvests and purchases from Scotia LLC virtually all of the logs harvested from the Scotia LLC Timber. See "--Relationships with Scotia LLC and Britt" below for a description of this and other relationships among Pacific Lumber, Scotia LLC and Britt.

      Timber generally is categorized by species and the age of a tree when it is harvested. "OLD GROWTH" trees are often defined as trees which have been growing for approximately 200 years or longer, and "YOUNG GROWTH" trees are those which have been growing for less than 200 years. The forest products industry grades lumber into various classifications according to quality. The two broad categories into which all grades fall based on the absence or presence of knots are called "upper" and "common" grades, respectively. Old growth trees have a higher percentage of upper grade lumber than young growth trees.

      Pacific Lumber engages in extensive efforts to supplement the natural regeneration of timber and increase the amount of timber on its timberlands. Pacific Lumber is required to comply with California forestry regulations regarding reforestation, which generally require that an area be reforested to specified standards within an established period of time. Pursuant to the Services Agreement described below (see "--Relationships with Scotia LLC and Britt"), Pacific Lumber conducts regeneration activities on the Scotia LLC Timberlands for Scotia LLC. Regeneration of redwood timber generally is accomplished through the natural growth of new redwood sprouts from the stump remaining after a redwood tree is harvested. Such new redwood sprouts grow quickly, thriving on existing mature root systems. In addition, Pacific Lumber supplements natural redwood regeneration by planting redwood seedlings. Douglas-fir timber is regenerated almost entirely by planting seedlings. During 1999, Pacific Lumber planted an estimated 971,000 redwood and Douglas-fir seedlings.

      California law requires timber owners such as Pacific Lumber to demonstrate that their operations will not decrease the sustainable productivity of their timberlands. A timber company may comply with this requirement by submitting a sustained yield plan to the California Department of Forestry ("CDF") for review and approval. A sustained yield plan contains a timber growth and yield assessment, which evaluates and calculates the amount of timber and long-term production outlook for a company's timberlands, a fish and wildlife assessment, which addresses the condition and management of fisheries and wildlife in the area, and a watershed assessment, which addresses the protection of aquatic resources. The relevant regulations require determination of a long-term sustained yield ("LTSY") harvest level, which is the average annual harvest level that the management area is capable of sustaining in the last decade of a 100-year planning horizon. The LTSY is determined based upon timber inventory, projected growth and harvesting methodologies, as well as soil, water, air, wildlife and other relevant considerations. A sustained yield plan must demonstrate that the average annual harvest over any rolling ten-year period within the planning horizon does not exceed the LTSY.

      Pacific Lumber is also subject to federal and state laws providing for the protection and conservation of wildlife species which have been designated as endangered or threatened, certain of which are found on Pacific Lumber's timberlands. These laws generally prohibit certain adverse impacts on such species (referred to as a "TAKE"), except for incidental takes which do not jeopardize the continued existence of the affected species and which are made in accordance with an approved habitat conservation plan and related incidental take permit. A habitat conservation plan analyzes the impact of the incidental take and specifies measures to monitor, minimize and mitigate such impact. In connection with the consummation of the Headwaters Agreement, Scotia LLC and Pacific Lumber reached agreement with various federal and state regulatory agencies with respect to a sustained yield plan (the "SYP") and a multi-species habitat conservation plan (the "HCP," together with the SYP, the "ENVIRONMENTAL PLANS"). See "--Regulatory and Environmental Factors" below.

      Harvesting Practices
      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" in this section for cautionary information with respect to such forward-looking statements.

      The ability of Pacific Lumber to harvest timber will depend, in part, upon its ability to obtain regulatory approval of timber harvesting plans ("THPS"). Prior to harvesting timber in California, companies are required to file with the CDF, and obtain its approval of, a detailed THP for the area to be harvested. A THP must be submitted by a registered professional forester and must include information regarding the method of proposed timber operations for a specified area, whether the operations will have any adverse impact on the environment and, if so, the mitigation measures to be used to reduce any such impact. The CDF's evaluation of THPs incorporates review and analysis of such THPs by several California and federal agencies and public comments received with respect to such THPs. An approved THP is applicable to specific acreage and specifies the harvesting method and other conditions relating to the harvesting of the timber covered by such THP. The number of Pacific Lumber's approved THPs and the amount of timber covered by such THPs varies significantly from time to time, depending upon the timing of agency review and other factors. Timber covered by an approved THP is typically harvested over more than one year. The Timber Notes Indenture requires Scotia LLC to use its best efforts (consistent with prudent business practices) to maintain a number of pending THPs which, together with THPs previously approved, would cover rights to harvest a quantity of Scotia LLC Timber adequate to pay interest and principal amortization based on the Minimum Principal Amortization Schedule for the Timber Notes for the next succeeding twelve month period. Despite Pacific Lumber's best efforts, during the second half of 1998, into 1999 and through early 2000, Pacific Lumber has experienced an absence of a sufficient number of available THPs for harvest to enable it to conduct its operations at historical levels. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Trends." Pacific Lumber believes that the Environmental Plans should in the long-term expedite the preparation and facilitate approval of its THPs, although Pacific Lumber is experiencing difficulties in the THP approval process as it implements the Environmental Plans.

      Pacific Lumber maintains a detailed geographical information system covering its timberlands (the "GIS"). The GIS covers numerous aspects of Pacific Lumber's properties, including timber type, tree class, wildlife data, roads, rivers and streams. Subject to the terms of the Services Agreement (as defined below), Pacific Lumber, to the extent necessary, provides Scotia LLC with personnel and technical assistance to assist Scotia LLC in updating, upgrading and improving the GIS and the other computer systems owned by Scotia LLC. By carefully monitoring and updating this data base and conducting field studies, Pacific Lumber's foresters are better able to develop detailed THPs addressing the various regulatory requirements. Pacific Lumber also utilizes a Global Positioning System ("GPS") which allows precise location of geographic features through satellite positioning. Use of the GPS greatly enhances the quality and efficiency of the GIS data.

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

      Production Facilities
      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" in this section for cautionary information with respect to such forward-looking statements.

      Pacific Lumber owns four highly mechanized sawmills and related facilities located in Scotia, Fortuna and Carlotta, California. The sawmills historically have been supplied almost entirely from timber harvested from Pacific Lumber's timberlands. Since 1986, Pacific Lumber has implemented numerous technological advances that have increased the operating efficiency of its production facilities and the recovery of finished products from its timber. Pacific Lumber produced approximately 155, 230 and 309 million board feet of lumber in 1999, 1998 and 1997, respectively. The Fortuna sawmill produces primarily common grade lumber and during 1999 produced approximately 54 million board feet of lumber. The Carlotta sawmill produces both common and upper grade redwood lumber and during 1999, produced approximately 31 million board feet of lumber. Sawmills "A" and "B" are both located in Scotia. Sawmill "A" processes Douglas-fir logs and Sawmill "B" primarily processes large diameter redwood logs. During 1999, Sawmills "A" and "B" produced approximately 57 million and 11 million board feet of lumber, respectively. During 1999, Pacific Lumber partially curtailed operations at all of its sawmills due to difficulties in supplying an adequate number of logs. The only sawmill which is curtailed at the present time is Sawmill "B." See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Trends."

      Pacific Lumber operates a finishing and remanufacturing plant in Scotia which processes rough lumber into a variety of finished products such as trim, fascia, siding and paneling. These finished products include a variety of customized trim and fascia patterns. Remanufacturing enhances the value of some grades of lumber by assembling knot-free pieces of narrower and shorter lumber into wider or longer pieces in Pacific Lumber's state-of-the-art end and edge glue plants. The result is a standard sized upper grade product which can be sold at a significant premium over common grade products. Pacific Lumber has also installed a lumber remanufacturing facility at its mill in Fortuna which processes low grade redwood common lumber into value-added, higher grade redwood fence and related products.

      Pacific Lumber dries the majority of its upper grade lumber before it is sold. Upper grades of redwood lumber are generally air-dried for three to twelve months and then kiln-dried for seven to twenty-four days to produce a dimensionally stable and high quality product which generally commands higher prices than "green" lumber (which is lumber sold before it has been dried). Upper grade Douglas-fir lumber is generally kiln-dried immediately after it is cut. Pacific Lumber owns and operates 34 kilns, having an annual capacity of approximately 95 million board feet, to dry its upper grades of lumber efficiently in order to produce a quality, premium product. Pacific Lumber also maintains several large enclosed storage sheds which can hold approximately 27 million board feet of lumber.

      In addition, Pacific Lumber owns and operates a modern 25-megawatt cogeneration power plant which is fueled almost entirely by the wood residue from Pacific Lumber's milling and finishing operations. This power plant generates substantially all of the energy requirements of Scotia, California, the town adjacent to Pacific Lumber's timberlands where several of its manufacturing facilities are located. Pacific Lumber sells surplus power to Pacific Gas and Electric Company. In 1999, the sale of surplus power accounted for approximately 2% of Pacific Lumber's total revenues.

      Products
      The following table sets forth the distribution of Pacific Lumber's lumber production (on a net board foot basis) and revenues by product line:


                                               YEAR ENDED DECEMBER 31, 1999               YEAR ENDED DECEMBER 31, 1998
                                          ---------------------------------------   ----------------------------------------
                                          % OF TOTAL                                 % OF TOTAL
                                            LUMBER      % OF TOTAL                     LUMBER      % OF TOTAL
                                          PRODUCTION      LUMBER      % OF TOTAL     PRODUCTION      LUMBER      % OF TOTAL
                PRODUCT                     VOLUME       REVENUES      REVENUES        VOLUME       REVENUES      REVENUES
                                          -----------   ------------  ------------   -----------   ------------  ------------
Upper grade redwood lumber.............           12%            29%           23%           14%            35%           29%
Common grade redwood lumber............           35%            39%           32%           58%            49%           41%
                                          -----------   ------------  ------------   -----------   ------------  ------------
   Total redwood lumber................           47%            68%           55%           72%            84%           70%
                                          -----------   ------------  ------------   -----------   ------------  ------------
Upper grade Douglas-fir lumber.........            7%            10%            8%            3%             5%            4%
Common grade Douglas-fir lumber........           41%            20%           16%           22%            10%            8%
                                          -----------   ------------  ------------   -----------   ------------  ------------
   Total Douglas-fir lumber............           48%            30%           24%           25%            15%           12%
                                          -----------   ------------  ------------   -----------   ------------  ------------
Other grades of lumber.................            5%             2%            2%            3%             1%            1%
                                          -----------   ------------  ------------   -----------   ------------  ------------
      Total lumber.....................          100%           100%           81%          100%           100%           83%
                                          ===========   ============  ============   ===========   ============  ============

Logs...................................                                         5%                                         6%
                                                                      ============                               ============

Hardwood chips.........................                                         4%                                         3%
Softwood chips.........................                                         4%                                         3%
                                                                      ------------                               ------------
   Total wood chips....................                                         8%                                         6%
                                                                      ============                               ============


      Lumber. In 1999, Pacific Lumber sold approximately 178 million board feet of lumber, which accounted for approximately 81% of its total revenues. Lumber products vary greatly by the species and quality of the timber from which they are produced. Lumber is sold not only by grade (such as "upper" grade versus "common" grade), but also by board size and the drying process associated with the lumber.

      Redwood lumber has historically been Pacific Lumber's largest product category. Redwood is commercially grown only along the northern coast of California and possesses certain unique characteristics that permit it to be sold at a premium to many other wood products. Such characteristics include its natural beauty, superior ability to retain paint and other finishes, dimensional stability and innate resistance to decay, insects and chemicals. Typical applications include exterior siding, trim and fascia for both residential and commercial construction, outdoor furniture, decks, planters, retaining walls and other specialty applications. Redwood also has a variety of industrial applications because of its chemical resistance and because it does not impart any taste or odor to liquids or solids.

      Upper grade redwood lumber, which is derived primarily from large diameter logs and is characterized by an absence of knots and other defects, is used primarily in distinctive interior and exterior applications. The overall supply of upper grade lumber has been diminishing due to increasing environmental and regulatory restrictions and other factors. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Background." Common grade redwood lumber, historically Pacific Lumber's largest volume product, has many of the same aesthetic and structural qualities of redwood uppers, but has some knots, sapwood and a coarser grain. Such lumber is commonly used for construction purposes, including outdoor structures such as decks, hot tubs and fencing.

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

      Logs. Pacific Lumber sells certain logs that, due to their size or quality, cannot be efficiently processed by its mills into lumber. Substantially all of these logs are purchased by Britt. See "--Relationships with Scotia LLC and Britt" below. Except for the agreement with Britt described below, Pacific Lumber does not have any significant contractual relationships with third parties relating to the purchase of logs. During 1999, Pacific Lumber purchased approximately 57 million board feet of logs from third parties.

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

      Backlog and Seasonality
      Pacific Lumber's backlog of sales orders at December 31, 1999 and 1998 was $15.4 million and $16.8 million, respectively, the substantial portion of which was delivered in the first quarter of the next fiscal year. The decline in the sales backlog from 1998 to 1999 was principally due to a diminished supply of THPs which reduced the volume of logs available for the production of lumber products. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Trends." Pacific Lumber has historically experienced lower first quarter sales due largely to the general decline in construction-related activity during the winter months. As a result, Pacific Lumber's results in any one quarter are not necessarily indicative of results to be expected for the full year. See "--Regulatory and Environmental Factors" below and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Background."

      Other
      The Company also derives revenues from a soil amendment operation and a concrete block manufacturing operation.

      Marketing
      The housing, construction and remodeling markets are the primary markets for Pacific Lumber's lumber products. Pacific Lumber's policy is to maintain a wide distribution of its products both geographically and in terms of the number of customers. Pacific Lumber sells its lumber products throughout the country to a variety of accounts, the large majority of which are wholesalers, followed by retailers, industrial users, exporters and manufacturers. Upper grades of redwood and Douglas-fir lumber are sold throughout the entire United States, as well as to export markets. Common grades of redwood lumber are sold principally west of the Mississippi River, with California accounting for approximately 51% of these sales in 1999. Common grades of Douglas-fir lumber are sold primarily in California. In 1999, Pacific Lumber had three customers which accounted for approximately 7%, 7% and 4%, respectively, of Pacific Lumber's total net lumber sales. Exports of lumber accounted for approximately 5% of Pacific Lumber's total revenues in 1999. Pacific Lumber markets its products through its own sales staff which focuses primarily on domestic sales.

      Pacific Lumber actively follows trends in the housing, construction and remodeling markets in order to maintain an appropriate level of inventory and assortment of products. Due to its high quality products, competitive prices and long history, Pacific Lumber believes it has a strong degree of customer loyalty.

      Competition
      Pacific Lumber's lumber is sold in highly competitive markets. Competition is generally based upon a combination of price, service, product availability and product quality. Pacific Lumber's products compete not only with other wood products but with metals, masonry, plastic and other construction materials made from non-renewable resources. The level of demand for Pacific Lumber's products is dependent on such broad factors as overall economic conditions, interest rates and demographic trends. In addition, competitive considerations, such as total industry production and competitors' pricing, as well as the price of other construction products, affect the sales prices for Pacific Lumber's lumber products. Competition in the common grade redwood and Douglas-fir lumber market is intense, with Pacific Lumber competing with numerous large and small lumber producers.

      Employees
      As of March 1, 2000, Pacific Lumber had approximately 1,150 employees, none of whom are covered by a collective bargaining agreement.

      Relationships with Scotia LLC and Britt
      Scotia LLC's foresters, wildlife and fisheries biologists, geologists and other personnel are responsible for providing a number of forest stewardship techniques, including protecting the timber located on the Scotia LLC Timberlands from forest fires, erosion, insects and other damage, overseeing reforestation activities and monitoring environmental and regulatory compliance. Scotia LLC's personnel are also responsible for preparing THPs and updating the information contained in the GIS. See "--Harvesting Practices" above for a description of the GIS updating process and the THP preparation process.

      Scotia Pacific and Pacific Lumber are parties to several agreements between themselves, including a master purchase agreement, a services agreement, an additional services agreement, an environmental indemnification agreement and a reciprocal rights agreement. The master purchase agreement (the "MASTER PURCHASE AGREEMENT") governs the sale to Pacific Lumber of logs harvested from the Scotia LLC Timberlands. As Pacific Lumber purchases logs from Scotia LLC pursuant to the Master Purchase Agreement, Pacific Lumber is responsible, at its own expense, for harvesting and removing the standing Scotia LLC Timber covered by approved THPs, and the purchase price is therefore based upon "stumpage prices." Title to, and the obligation to pay for, harvested logs does not pass to Pacific Lumber until the logs are transported to Pacific Lumber's log decks and measured. The Master Purchase Agreement generally contemplates that all sales of logs by Scotia LLC to Pacific Lumber will be at a price which equals or exceeds the applicable SBE Price. The Master Purchase Agreement defines the "SBE PRICE" for any species and category of timber as the stumpage price for such species and category, as set forth in the most recent "HARVEST VALUE SCHEDULE" (or any successor publication) published by the California State Board of Equalization (or any successor agency) applicable to the timber sold during the period covered by such Harvest Value Schedule. Harvest Value Schedules are published twice a year for purposes of computing a yield tax imposed on timber harvested between January 1 through June 30 and July 1 through December 31. SBE Prices are not necessarily representative of actual prices that would be realized from unrelated parties at subsequent dates.

      After obtaining an approved THP, Scotia LLC offers for sale the logs to be harvested pursuant to such THP. While Scotia LLC may sell logs to third parties, it derives substantially all of its revenue from the sale of logs to Pacific Lumber pursuant to the Master Purchase Agreement. Each sale of logs by Scotia LLC to Pacific Lumber is made pursuant to a separate log purchase agreement that relates to the Scotia LLC Timber covered by an approved THP and incorporates the provisions of the Master Purchase Agreement. Each such log purchase agreement provides for the sale to Pacific Lumber of the logs harvested from the Scotia LLC Timber covered by such THP and generally constitutes an exclusive agreement with respect to the timber covered thereby, subject to certain limited exceptions. However, the timing and amount of log purchases by Pacific Lumber is affected by factors outside the control of Scotia LLC, including regulatory and environmental factors, the financial condition of Pacific Lumber, Pacific Lumber's own supply of timber and its ability to harvest such timber, and the supply and demand for lumber products (which, in turn, will be influenced by demand in the housing, construction and remodeling industries).

      Scotia LLC continues to rely on Pacific Lumber to provide operational, management and related services not performed by its own employees with respect to the Scotia LLC Timberlands pursuant to a services agreement (the "SERVICES AGREEMENT"). The services under the Services Agreement include the furnishing of all equipment, personnel and expertise not within Scotia LLC's possession and reasonably necessary for the operation and maintenance of the Scotia LLC Timberlands and the Scotia LLC Timber as well as timber management techniques designed to supplement the natural regeneration of, and increase the amount of, Scotia LLC Timber. Pacific Lumber is required to provide all services under the Services Agreement in a manner consistent in all material respects with prudent business practices which, in the reasonable judgment of Pacific Lumber (a) are consistent with then current applicable industry standards and (b) are in compliance in all material respects with all applicable timber laws. As compensation for the services provided by Pacific Lumber pursuant to the Services Agreement, Scotia LLC pays Pacific Lumber a services fee ("SERVICES FEE") which is adjusted each year based on a specified government index relating to wood products and reimburses Pacific Lumber for the cost of constructing, rehabilitating and maintaining roads, and performing reforestation services, on the Scotia LLC Timberlands, as determined in accordance with generally accepted accounting principles. Certain of such reimbursable expenses are expected to vary in relation to the amount of timber to be harvested in any given period.

      Scotia LLC and Pacific Lumber are also parties to an additional services agreement (the "ADDITIONAL SERVICES AGREEMENT") pursuant to which Scotia LLC provides certain services to Pacific Lumber. Services include (a) assisting Pacific Lumber to operate, maintain and harvest its own timber properties, (b) updating and providing access to the GIS with respect to information concerning Pacific Lumber's own timber properties and (c) assisting Pacific Lumber with its statutory and regulatory compliance. Pacific Lumber pays Scotia LLC a fee for such services equal to the actual cost of providing such services, as determined in accordance with generally accepted accounting principles.

      Scotia LLC, Pacific Lumber and Salmon Creek are also parties to a reciprocal rights agreement (the "RECIPROCAL RIGHTS AGREEMENT") whereby, among other things, the parties granted to each other certain reciprocal rights of egress and ingress through their respective properties in connection with the operation and maintenance of such properties and their respective businesses. In addition, Pacific Lumber and Scotia LLC are parties to an environmental indemnification agreement (the "ENVIRONMENTAL INDEMNIFICATION AGREEMENT"), pursuant to which Pacific Lumber agreed to indemnify Scotia LLC from and against certain present and future liabilities arising with respect to hazardous materials, hazardous materials contamination or disposal sites, or under environmental laws with respect to the Scotia LLC Timberlands. In particular, Pacific Lumber is liable with respect to any contamination which occurred on the Scotia LLC Timberlands prior to the date of their transfer to Scotia LLC.

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

      Marketing
      In 1999, Britt sold approximately 65 million board feet of lumber products to approximately 59 different customers. Over one-half of its 1999 lumber sales were in California. The remainder of its 1999 sales were in ten other western states. In 1999, Britt had four customers which accounted for approximately 39%, 15%, 13% and 9%, respectively, of Britt's total sales. Britt markets its products through its own salesmen to a variety of customers, including distribution centers, industrial remanufacturers, wholesalers and retailers.

      Britt's backlog of sales orders at December 31, 1999 and 1998 was approximately $3.5 million and $3.2 million, respectively, the substantial portion of which was delivered in the first quarter of the next fiscal year.

      Facilities and Employees
      Britt's manufacturing operations are conducted on 12 acres of land, ten acres of which are leased on a long-term fixed-price basis from an unrelated third party. Production is conducted in a 46,000 square foot mill. An 18-acre log sorting and storage yard is located one quarter of a mile away. The mill was constructed in 1980, and capital expenditures to enhance its output and efficiency are made periodically. Britt's (single shift) mill capacity, assuming 40 production hours per week, is estimated at 37.4 million board feet of fencing products per year. As of March 1, 2000, Britt employed approximately 130 people, none of whom are covered by a collective bargaining agreement.

      Competition
       Britt competes primarily with the northern California mills of Georgia Pacific, Eel River and Redwood Empire.

   REGULATORY AND ENVIRONMENTAL FACTORS

      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" in this section for cautionary information with respect to such forward-looking statements.

      General
      Pacific Lumber's business is subject to the Environmental Plans and a variety of California and federal laws and regulations dealing with timber harvesting, threatened and endangered species and habitat for such species, and air and water quality. Compliance with such laws and regulations also plays a significant role in Pacific Lumber's business. The California Forest Practice Act (the "FOREST PRACTICE ACT") and related regulations adopted by the California Board of Forestry (the "BOF") set forth detailed requirements for the conduct of timber harvesting operations in California. These requirements include the obligation of timber companies to prepare, and obtain regulatory approval of, detailed THPs containing information with respect to areas proposed to be harvested (see "--Pacific Lumber Operations--Harvesting Practices" above). California law also requires large timber companies submitting THPs to demonstrate that their proposed timber operations will not decrease the sustainable productivity of their timberlands. See "--Pacific Lumber Operations--Timber and Timberlands" above. The federal Endangered Species Act (the "ESA") and California Endangered Species Act (the "CESA") provide in general for the protection and conservation of specifically listed wildlife and plants which have been declared to be endangered or threatened. These laws generally prohibit the take of certain species, except for incidental takes pursuant to otherwise lawful activities which do not jeopardize the continued existence of the affected species and which are made in accordance with an approved habitat conservation plan and related incidental take permits. A habitat conservation plan, among other things, analyzes the potential impact of the incidental take of species and specifies measures to monitor, minimize and mitigate such impact. The operations of Pacific Lumber are also subject to the California Environmental Quality Act (the "CEQA"), which provides for protection of the state's air and water quality and wildlife, and the California Water Quality Act and Federal Clean Water Act, which require that Pacific Lumber conduct its operations so as to reasonably protect the water quality of nearby rivers and streams. Compliance with such laws, regulations and judicial and administrative interpretations, together with other regulatory and environmental matters, have resulted in restrictions on the scope and timing of its timber operations, increased operational costs and engendered litigation and other challenges to its operations.

      The Headwaters Agreement
      In order to, among other things, mitigate these difficulties, on March 1, 1999, Scotia LLC, Pacific Lumber and Salmon Creek consummated the Headwaters Agreement with the United States and California. See "--Consummation of the Headwaters Agreement" above. The Board of Managers of Scotia LLC (the "BOARD OF MANAGERS"), pursuant to a recommendation by a special committee of the Board of Managers which had been appointed to review the Headwaters Agreement, voted to consummate the transactions contemplated by the Headwaters Agreement. A condition of the approval of the transactions by the Board of Managers was that the net proceeds from the sale of the Headwaters Timberlands, subject to release upon the satisfaction of certain conditions, be deposited in a restricted account or trust arrangement to support the Timber Notes. See "--Escrow Agreement and SAR Account" below and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition and Investing and Financing Activities" below.

      The Environmental Plans
      The Environmental Plans, consisting of the HCP and the SYP, were approved by the applicable federal and state regulatory agencies upon the consummation of the Headwaters Agreement. In connection with approval of the Environmental Plans, incidental take permits ("PERMITS") were issued with respect to certain threatened, endangered and other species found on the Scotia LLC Timberlands. The Permits cover the 50-year term of the HCP and allow incidental takes of 17 different species covered by the HCP, including four species which are found on the Scotia LLC Timberlands and had previously been listed as endangered or threatened under the ESA and/or the CESA. The agreements which implement the Environmental Plans also provide for various remedies (including the issuance of written stop orders and liquidated damages) in the event of a breach of these agreements or the Environmental Plans by Scotia LLC.

     Under the Environmental Plans, harvesting activities are prohibited or restricted on certain areas of the Scotia LLC Timberlands. For a 50-year period, harvesting activities are severely restricted in several areas (consisting of substantial quantities of old growth redwood and Douglas-fir timber) to serve as habitat conservation areas for the marbled murrelet, a coastal seabird, and certain other species. Additional areas alongside streamsides have been designated as buffers, in which harvesting is prohibited or restricted, to protect aquatic and riparian habitat. These streamside buffers may be adjusted up or down, subject to certain minimum and maximum buffers, based upon a watershed analysis process, which the HCP requires be completed within five years of its effective date. Further, harvesting in other areas of the Scotia LLC Timberlands is currently prohibited while these areas are evaluated for the potential risk of landslide and the degree to which harvesting activities will be prohibited or restricted in the future.

      The HCP also imposes certain restrictions on the use of roads on the timberlands covered by the HCP during several months of the year and during periods of wet weather, except for certain limited situations. These restrictions may restrict operations so that certain harvesting activities can generally only be carried out from June through October of any particular harvest year, and then only if wet weather conditions do not exist. However, Pacific Lumber anticipates that some harvesting will be able to be conducted during the other months. The HCP also requires that 75 miles of roads be stormproofed on an annual basis. Certain other roads must be built or repaired. The HCP requires the stormproofing to be done between May 2 and October 14 of each year, while the road building and repair is to be accomplished between June 2 and October 14 of each year. The road stormproofing and building and repair is also required to be suspended if certain wet weather conditions exist.

      The HCP contains an adaptive management provision, which various regulatory agencies have clarified will be implemented on a timely and efficient basis, and in a manner which will be both biologically and economically sound. This provision allows the Palco Companies to propose changes to any of the HCP prescriptions based on, among other things, certain economic considerations. The regulatory agencies have also clarified that in applying this adaptive management provision, to the extent the changes proposed do not result in the jeopardy of a particular species, the regulatory agencies will consider the practicality of the suggested changes, including the cost and economic feasibility and viability.

      Owl Creek and Grizzly Creek Agreements
      In connection with the consummation of the Headwaters Agreement, California entered into agreements with respect to the future purchase of the Owl Creek grove (the "OWL CREEK AGREEMENT") and a portion of the Grizzly Creek grove (the "GRIZZLY CREEK AGREEMENT").

      Under the Owl Creek Agreement, Scotia LLC agreed to sell the Owl Creek grove to the state of California for consideration consisting of the lesser of the appraised fair market value or $79.7 million. The state may pay the consideration for the Owl Creek grove to Scotia LLC in cash or, at the state's option, 25% in cash and the balance in three equal annual installments without interest. California must purchase the Owl Creek grove by June 30, 2001. Consummation of the purchase is also subject to typical real estate title and other closing conditions. Scotia LLC is continuing to work with California to consummate the sale of the Owl Creek grove. See Note 2 to the Consolidated Financial Statements.

      With respect to the potential future sale of a portion of the Grizzly Creek grove, Pacific Lumber and the California Wildlife Conservation Board ("CWCB") agreed that Pacific Lumber would transfer a portion of the Grizzly Creek grove to the state of California at a purchase price not to exceed $20.0 million. The Grizzly Creek Agreement provides that California must purchase a portion of the Grizzly Creek grove by October 31, 2000. Consummation of the purchase is also subject to typical real estate title and other closing conditions. Also pursuant to the terms of the Grizzly Creek Agreement, Pacific Lumber granted the state of California a five-year option to purchase, at fair market value, additional property within the Grizzly Creek grove. Pacific Lumber is continuing to work with California to consummate the sale of a portion of the Grizzly Creek grove.

      Water Quality
      Under the Federal Clean Water Act, the Environmental Protection Agency (the "EPA") is required to establish total maximum daily load limits ("TMDLS") in water courses that have been declared to be "water quality impaired." The EPA and the North Coast Regional Water Quality Control Board ("NCRWQCB") are in the process of establishing TMDL limits for 17 northern California rivers and certain of their tributaries, including certain water courses that flow within the Scotia LLC Timberlands. As part of this process, the EPA and the NCRWQCB are expected to submit the TMDL requirements on the Scotia LLC Timberlands for public review and comment. Following the comment period, the NCRWQCB would finalize the TMDL requirements applicable to the Scotia LLC Timberlands, which may require aquatic measures that are different from or in addition to the prescriptions to be developed pursuant to the watershed analysis process contained in the HCP.

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

      Timber Operator's License
      Historically, Pacific Lumber has conducted logging operations on the Scotia LLC Timberlands with its own staff of logging personnel as well as through contract loggers. In order to conduct logging operations in California, a logging company must obtain from the CDF a Timber Operator's License. On February 26, 1999, the CDF issued Pacific Lumber a conditional Timber Operator's License ("1999 TOL") for calendar year 1999 which contained, among other things, operational restrictions similar to those certain operational restrictions contained in the HCP. During the first week of January 2000, Pacific Lumber was granted a Timber Operator's License for the years 2000 and 2001 ("2000 TOL") containing less restrictions than the 1999 TOL.

      Escrow Agreement and SAR Account

     As a result of the sale of the Headwaters Timberlands, Salmon Creek received proceeds of $299.9 million in cash, prior to payment of closing costs and expenses. Pursuant to the Escrow Agreement entered into among Salmon Creek, Pacific Lumber and Citibank, N.A. (the "ESCROW AGENT"), Salmon Creek deposited $285.0 million of such proceeds into a restricted account (the "ESCROWED FUNDS") with such Escrowed Funds being made available, while so held in escrow, as necessary to support the Timber Notes, with the balance of $15.0 million being used to defray expenses in connection with negotiation and consummation of the Headwaters Agreement. In November 1999, upon satisfaction of certain requirements set forth in the Escrow Agreement, the Board of Managers approved the release of the Escrowed Funds, with $169.0 million of the Escrowed Funds being placed in the SAR Account in order to support principal payments on the Timber Notes. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition and Investing and Financing Activities."

ALUMINUM OPERATIONS

      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" for cautionary information with respect to such forward-looking statements.

   GENERAL

      The Company owns 27,938,250 shares of the common stock of Kaiser, representing a 35.2% interest in Kaiser. Kaiser operates in several principal aspects of the aluminum industry through its wholly owned subsidiary, Kaiser Aluminum & Chemical Corporation ("KACC")--the mining of bauxite, the refining of bauxite into alumina, the production of primary aluminum from alumina, and the manufacture of fabricated (including semi-fabricated) aluminum products. In addition to the production utilized by Kaiser in its operations, Kaiser sells significant amounts of alumina and primary aluminum in domestic and international markets. The following table sets forth total shipments and intersegment transfers of Kaiser's alumina, primary aluminum, and fabricated aluminum operations:


                                                             YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                          1999           1998           1997
                                                      -----------    -----------    -----------
                                                              (IN THOUSANDS OF TONS)
Alumina:(1)
      Shipments to Third Parties..................        2,093.9        2,250.0        1,929.8
      Intersegment Transfers......................          757.3          750.7          968.0
                                                      -----------    -----------    -----------
                                                          2,851.2        3,000.7        2,897.8
                                                      -----------    -----------    -----------
Primary Aluminum:
      Shipments to Third Parties..................          295.6          263.2          327.9
      Intersegment Transfers......................          171.2          162.8          164.2
                                                      -----------    -----------    -----------
                                                            466.8          426.0          492.1
                                                      -----------    -----------    -----------

Flat-Rolled Products..............................          217.9          235.6          247.9

Engineered Products...............................          171.1          169.4          152.1

-------------------------------

(1) As a result of the explosion at the Gramercy alumina refinery in July 1999, which completely curtailed production, shipments to third parties and intersegment transfers for 1999 include approximately 264,000 tons of alumina purchased and resold to certain unaffiliated customers and 131,000 tons of alumina purchased and transferred to Kaiser's primary aluminum business unit.


      The alumina business unit mines bauxite and obtains additional bauxite tonnage under long-term contracts. The primary aluminum business unit operates two wholly owned domestic smelters and two foreign smelters in which Kaiser holds significant ownership interests. Fabricated aluminum products are manufactured by two business units--flat-rolled products and engineered products. See "--Business Operations."

   INCIDENT AT GRAMERCY FACILITY

      On July 5, 1999, Kaiser's Gramercy, Louisiana alumina refinery was extensively damaged by an explosion in the digestion area of the plant. Twenty-four employees were injured in the incident, several of them severely. As a result of the incident, alumina production at the facility was completely curtailed. Production at the plant is expected to remain completely curtailed until the third quarter of 2000 when Kaiser expects to begin partial production. Full production is expected to be achieved during the first quarter of 2001 or shortly thereafter. Kaiser has received the regulatory permit required to operate the plant once the facility is ready to resume operations. In the interim, Kaiser is purchasing alumina from third parties, in excess of the amounts of alumina available from other Kaiser-owned facilities, to supply major customers' needs as well as to meet intersegment requirements. See Note 2 to the Consolidated Financial Statements of Kaiser, which are included as Exhibit 99.3 hereto, for further information regarding the Gramercy incident, including government citations which have been issued with respect to the matter, the status of insurance recoveries and pending lawsuits.

   LABOR MATTERS

      Substantially all of Kaiser's hourly workforce at the Gramercy, Louisiana, alumina refinery, Mead and Tacoma, Washington, aluminum smelters, Trentwood, Washington, rolling mill, and Newark, Ohio, extrusion facility were covered by a master labor agreement with the United Steelworkers of America (the "USWA") which expired on September 30, 1998. The parties did not reach an agreement prior to the expiration of the master agreement and the USWA chose to strike. In January 1999, Kaiser declined an offer by the USWA to have the striking workers return to work at the five plants without a new agreement. Kaiser imposed a lock-out to support its bargaining position and continues to operate the plants with salaried employees and other workers as it has since the strike began.

      While Kaiser initially experienced an adverse strike-related impact on its profitability, Kaiser believes that its operations at the affected facilities, excluding the Gramercy facility, have been substantially stabilized and will be able to run at, or near, full capacity, and that the incremental costs associated with operating the affected plants during the dispute were virtually eliminated in early 1999 (excluding the impact of restart costs and the effect of market factors such as a continued partial curtailment at Kaiser's Tacoma smelter; see "--Business Operations--Primary Aluminum Business Unit" below). However, no assurances can be given that Kaiser's efforts to run the plants in this manner on a sustained basis, without a significant business interruption or material adverse impact on Kaiser's operating results, will be successful. Kaiser and the USWA continue to communicate. The objective of Kaiser has been, and continues to be, to negotiate a fair labor contract that is consistent with its business strategy and the commercial realities of the marketplace. See "Labor Related Costs" under Note 1 and "Labor Matters" under Note 10 to the Consolidated Financial Statements of Kaiser, which are included as Exhibit 99.3 hereto, for further information regarding the USWA strike.

   SENSITIVITY TO PRICES AND HEDGING PROGRAMS

      Kaiser's operating results are sensitive to changes in the prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. Primary aluminum prices have historically been subject to significant cyclical fluctuations. Alumina prices, as well as fabricated aluminum product prices (which vary considerably among products), are significantly influenced by changes in the price of primary aluminum and generally lag behind primary aluminum price changes by up to three months. In addition, Kaiser's operations are exposed to risks from fluctuating energy prices for fuels used in the production process and from foreign currency movements in respect of material cash commitments to foreign subsidiaries and affiliates. From time to time in the ordinary course of business, Kaiser enters into hedging transactions to provide risk management in respect of its net exposure of earnings and cash flow related to the above items. While such hedging activities typically are designed to provide protection against unfavorable price changes, they can, in certain circumstances, limit Kaiser's ability to realize favorable price changes and can also impact Kaiser's liquidity. See "Derivative Financial Instruments" under
Note 1 and Note 10 to the Consolidated Financial Statements of Kaiser, which are included as Exhibit 99.3 hereto, for further information.

   BUSINESS OPERATIONS

      Kaiser's operations are conducted through KACC's four main business units which compete throughout the aluminum industry. The alumina business unit mines bauxite and obtains additional bauxite tonnage under long-term contracts. It is a major producer of alumina and sells significant amounts of its production of alumina in domestic and international markets. The primary aluminum business unit operates two wholly owned domestic smelters and two foreign smelters in which Kaiser holds significant ownership interests. Fabricated aluminum products are manufactured by two business units--flat-rolled products and engineered products. These products are manufactured at plants located in principal marketing areas of the United States and Canada. The aluminum utilized in Kaiser's fabricated products operations is comprised of primary aluminum, obtained both internally and from third parties, and scrap metal purchased from third parties.

      Alumina Business Unit

      The following table lists Kaiser's bauxite mining and alumina refining facilities as of December 31, 1999:


                                                                                                ANNUAL
                                                                                              PRODUCTION          TOTAL
                                                                                               CAPACITY          ANNUAL
                                                                                COMPANY      AVAILABLE TO      PRODUCTION
                ACTIVITY                      FACILITY        LOCATION         OWNERSHIP      THE COMPANY       CAPACITY
--------------------------------------    --------------  ---------------    -------------  ---------------   -------------
                                                                                                (IN THOUSANDS OF TONS)
Bauxite Mining                             KJBC            Jamaica                49.0%             4,500.0         4,500.0
                                           Alpart(1)       Jamaica                65.0%             2,275.0         3,500.0
                                                                                            ---------------   -------------
                                                                                                    6,775.0         8,000.0
                                                                                            ===============   =============

Alumina Refining                           Gramercy(2)     Louisiana             100.0%             1,075.0         1,075.0
                                           Alpart          Jamaica                65.0%               942.5         1,450.0
                                           QAL(3)          Australia              28.3%             1,033.0         3,650.0
                                                                                            ---------------   -------------
                                                                                                    3,050.5         6,175.0
                                                                                            ===============   =============

------------------

(1) Alumina Partners of Jamaica ("ALPART") bauxite is refined into alumina at the Alpart alumina refinery.
(2)   Production is currently completely curtailed.
(3)   Queensland Alumina Limited ("QAL").

      Primary Aluminum Business Unit

      The following table lists Kaiser's primary aluminum smelting facilities as of December 31, 1999:


                                                                      ANNUAL
                                                                       RATED          TOTAL
                                                                     CAPACITY        ANNUAL         1999
                                                        COMPANY    AVAILABLE TO       RATED       OPERATING
              LOCATION                  FACILITY       OWNERSHIP    THE COMPANY     CAPACITY        RATE
--------------------------------     --------------   -----------  ------------   ------------  -------------
                                                                      (IN THOUSANDS OF TONS)
Domestic
      Washington                     Mead                 100%           200.0          200.0         102%(1)
      Washington                     Tacoma               100%            73.0           73.0          73%(1)
                                                                   ------------   ------------
           Subtotal                                                      273.0          273.0
                                                                   ------------   ------------
International
      Ghana                          Valco                 90%           180.0          200.0          57%
      Wales, United Kingdom          Anglesey              49%            66.2          135.0         102%
                                                                   ------------   ------------
           Subtotal                                                      246.2          335.0
                                                                   ------------   ------------

           Total                                                         519.2          608.0
                                                                   ============   ============

------------------

(1)  1999 operating rates were affected by the continuing USWA dispute.


      Flat-Rolled Products Business Unit
      Kaiser manufactures and markets fabricated aluminum products for the transportation, packaging, construction and consumer durables markets in the United States and abroad. The flat-rolled products business unit operates the Trentwood, Washington, rolling mill. The business unit supplies the aerospace and general engineering markets (producing heat-treat products), the beverage container market (producing body, lid and tab stock) and the specialty coil markets (producing automotive brazing sheet, wheel, and tread products), both directly and through distributors. Kaiser continues to shift the product mix of its Trentwood rolling mill away from beverage can body stock toward higher value added product lines.

      Engineered Products Business Unit
      The engineered products business unit operates soft-alloy extrusion facilities in Los Angeles, California; Sherman, Texas; Richmond, Virginia; and London, Ontario, Canada; an aluminum cathodic protection business located in Tulsa, Oklahoma; rod and bar extrusion facilities in Newark, Ohio, and Jackson, Tennessee, which produce screw machine stock, redraw rod, forging stock, and billet; and a facility in Richland, Washington, which produces seamless tubing in both hard and soft alloys for the automotive, other transportation, export, recreation, agriculture and other industrial markets.

      The engineered products business unit also operates forging facilities at Oxnard, California and Greenwood, South Carolina, and a machine shop at Greenwood, South Carolina. In April 1999, Kaiser sold to its partner its 50% interest in AKW L.P., a partnership which designs, manufactures and sells heavy-duty aluminum truck wheels, and in May 1999 sold a small casting operation located in Canton, Ohio. The engineered products business unit is a major supplier of high-quality forged parts to customers in the automotive, commercial vehicle and ordnance markets.

   COMPETITION

      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" in this section for cautionary information with respect to such forward-looking statements.

      Kaiser competes globally with producers of bauxite, alumina, primary aluminum, and fabricated aluminum products. Many of Kaiser's competitors have greater financial resources than Kaiser. Primary aluminum and, to some degree, alumina are commodities with generally standard qualities, and competition in the sale of these commodities is based primarily upon price, quality and availability. Aluminum competes in many markets with steel, copper, glass, plastic, and other materials. Beverage container materials, including aluminum, face increased competition from plastics as increased polyethylene terephthalate ("PET") container capacity is brought on line by plastics manufacturers. Kaiser competes with numerous domestic and international fabricators in the sale of fabricated aluminum products. Kaiser manufactures and markets fabricated aluminum products for the transportation, packaging, construction, and consumer durables markets in the United States and abroad. Sales in these markets are made directly and through distributors to a large number of customers. Competition in the sale of fabricated products is based upon quality, availability, price and service, including delivery performance. Kaiser concentrates its fabricating operations on selected products in which it believes it has production expertise, high-quality capability, and geographic and other competitive advantages. Kaiser believes that, assuming the current relationship between worldwide supply and demand for alumina and primary aluminum does not change materially, the loss of any one of Kaiser's customers, including intermediaries, would not have a material adverse effect on its financial condition or results of operations. Also see the description of the business units above.

   ASBESTOS AND ENVIRONMENTAL CONTINGENCIES

      Kaiser is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with Kaiser or exposure to products containing asbestos produced or sold by Kaiser. As of December 31, 1999, 100,000 claims were pending, compared with 86,400 claims as of December 31, 1998. See "Asbestos Contingencies" under Note 10 to Kaiser's Consolidated Financial Statements (Exhibit 99.3 hereto) for additional information regarding these asbestos contingencies.

      Kaiser is subject to a number of environmental laws, to fines or penalties assessed for alleged breaches of the environmental laws, and to claims and litigation based upon such laws. Based on Kaiser's evaluation of these and other environmental matters, Kaiser has established environmental accruals, primarily related to potential solid waste disposal and soil and groundwater remediation matters. See "Environmental Contingencies" under Note 10 to the Consolidated Financial Statements of Kaiser, (which are included as Exhibit 99.3 hereto), for further information.

   MISCELLANEOUS

      For further information concerning the business and financial condition of Kaiser, see Kaiser's Consolidated Financial Statements and the notes thereto (Exhibit 99.3 hereto), as well as Kaiser's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. Such Exhibit and Form 10-K are available at no charge by writing to the following address: Kaiser Aluminum Corporation, Shareholder Services Department, 5847 San Felipe, Suite 2600, Houston, Texas 77057.

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

TIMBER HARVESTING LITIGATION

      On May 27, 1998, an action entitled Mateel Environmental Justice Foundation v. Pacific Lumber, Scotia Pacific Holding Company, Salmon Creek Corporation and MAXXAM Group Inc. (No. DR 980301) was brought in the Superior Court of Humboldt County. This action alleged, among other things, violations of California's business and professions code based on citations and violations (primarily water quality related) issued against the defendants since 1994 in connection with a substantial number of THPs. On December 1, 1999, the Court dismissed this action with prejudice.

      On December 2, 1997, a lawsuit entitled Kristi Wrigley, et al. v. Charles Hurwitz, John Campbell, Pacific Lumber, MAXXAM Group Holdings Inc., Scotia Pacific Holding Company, MAXXAM Group Inc., MAXXAM Inc., Scotia Pacific Company LLC, et al. (No. 9700399) (the "WRIGLEY LAWSUIT") was filed in the Superior Court of Humboldt County. A similar action entitled Jennie Rollins, et al. v. Charles Hurwitz, John Campbell, Pacific Lumber, MAXXAM Group Holdings Inc., Scotia Pacific Holding Company, MAXXAM Group Inc., MAXXAM Inc., Barnum Timber Company, et al. (No. 9700400) (the "ROLLINS LAWSUIT") was also filed on December 2, 1997 in the Superior Court of Humboldt County. These actions allege, among other things, that defendants' logging practices have damaged the plaintiffs' properties and property values by contributing to landslides in the Stafford area (Rollins lawsuit) and the destruction of certain watersheds in the Elk River watershed (Wrigley lawsuit). Plaintiffs further allege that in order to have THPs approved in connection with these areas, the defendants submitted false information to the CDF in violation of California's business and professions code and the Racketeering Influence and Corrupt Practices Act ("RICO"). In connection with the Rollins lawsuit, on September 27, 1999 the Court accepted the plaintiffs' amended complaint which, among other things, eliminated the RICO claims and reduced the number of THPs involved in the lawsuit from 343 to seven. In connection with the Wrigley lawsuit, the plaintiffs filed an application seeking to eliminate allegations concerning the seven THPs involved in the Rollins lawsuit, reducing to 336 the number of THPs involved in the Wrigley lawsuit. The Rollins lawsuit has been set for trial on July 10, 2000. The Company believes that it has strong factual and legal defenses with respect to these matters; however, there can be no assurance that they will not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

      On March 31, 1999, an action entitled Environmental Protection Information Association, Sierra Club v. California Department of Forestry and Fire Protection, California Department of Fish and Game, The Pacific Lumber Company, Scotia Pacific Company LLC, Salmon Creek Corporation, et al. (No. 99CS00639) (the "EPIC-SYP/PERMITS LAWSUIT") was filed alleging, among other things, that the CDF and the CDFG violated the CEQA and the CESA with respect to the SYP and the Permits issued by California. This action is now pending in Humboldt County, California (No. CV-990445). The plaintiffs seek, among other things, injunctive relief to set aside the CDF's and the CDFG's decisions approving the SYP and the Permits issued by California.

      On March 31, 1999, an action entitled United Steelworkers of America, AFL-CIO, CLC, and Donald Kegley v. California Department of Forestry and Fire Protection, The Pacific Lumber Company, Scotia Pacific Company LLC and Salmon Creek Corporation (No. 99CS00626) (the "USWA LAWSUIT") was filed alleging, among other things, violations of the Forest Practice Act in connection with the CDF's approval of the SYP. This action is now pending in Humboldt County, California (No. CV-990452). The plaintiffs seek to prohibit the CDF from approving any THPs relying on the SYP.

      The Company believes that appropriate procedures were followed throughout the public review and approval process concerning the Environmental Plans, and the Company is working with the relevant state and federal agencies to defend the USWA lawsuit and the EPIC-SYP/Permits lawsuit. Although uncertainties are inherent in the final outcome of the EPIC-SYP/Permits lawsuit and the USWA lawsuit, the Company believes that the resolution of these matters should not result in a material adverse effect on its financial condition, results of operations or liquidity.

HUNSAKER ACTION

      On November 24, 1998, an action entitled William Hunsaker, et al. v. Charles E. Hurwitz, Pacific Lumber, MAXXAM Group Inc., MXM Corp., Federated Development Company and Does I-50 (No. C 98-4515) was filed in the United States District Court for the Northern District of California. This action alleges, among other things, that a class consisting of the vested employees and retirees of the former Pacific Lumber Company (Maine) ("OLD PALCO") is entitled to recover approximately $60 million of surplus funds allegedly obtained through deceit and fraudulent acts from the Old Palco retirement plan that was terminated in 1986 following acquisition by MAXXAM of Pacific Lumber. Plaintiffs further allege that defendants violated RICO and engaged in numerous acts of unfair business practices in violation of California's business and professions code. In addition to seeking the surplus funds, plaintiffs also seek, among other things, a constructive trust on the assets traceable from the surplus funds, plus interest, trebling of damages for violation of RICO, punitive damages, and injunctive and other relief. On March 30, 1999, the Court dismissed the lawsuit with prejudice and ordered the plaintiffs to pay the defendants' costs with respect to the lawsuit. On April 30, 1999, the plaintiffs appealed the dismissal.

OTHER LITIGATION MATTERS

      Kaiser is involved in significant legal proceedings, including asbestos and environmental litigation as well as litigation involving the Gramercy incident and the USWA strike. For further information, see Item 1. "Business-- Aluminum Operations--Incident at Gramercy Facility," "--Labor Matters," "--Asbestos and Environmental Contingencies" and "--Miscellaneous" as well as Notes 2 and 10 to Kaiser's Consolidated Financial Statements (Exhibit
99.3 hereto).

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

                                     PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                MATTERS

      All of the Company's common stock is owned by MAXXAM. Accordingly, the Company's common stock is not traded on any stock exchange and has no established public trading market. The 12% Senior Secured Notes due 2003 of the Company (the "MGHI NOTES") are secured by the common stock of MGI and the Pledged Kaiser Shares. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition and Investing and Financing Activities" and Note 6 to the Consolidated Financial Statements appearing in Item 8.

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

      The Company's wholly owned subsidiary, MGI, and its operating subsidiaries, Pacific Lumber and Britt, are engaged in forest products operations. The Company's business is somewhat seasonal and has historically been higher in the months of April through November than in the months of December through March. Management expects that the Company's revenues and cash flows will continue to be markedly seasonal. The following should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto appearing in Item 8.

     Due to Pacific Lumber's difficulties in implementing the Environmental Plans and the resulting lower harvests on its property, Pacific Lumber's production of redwood lumber has decreased. Furthermore, logging costs have increased due to the harvest of smaller diameter logs and compliance with environmental regulations and the Environmental Plans. Pacific Lumber has been able to lessen the impact of these factors by instituting a number of measures at its sawmills during the past several years designed to enhance the efficiency of its operations, such as modernization and expansion of its manufactured lumber facilities and other improvements in lumber recovery. See also "--Trends."

      The Company also owns 27,938,250 shares of Kaiser common stock (the "KAISER SHARES") representing a 35.2% interest in Kaiser on a fully diluted basis as of December 31, 1999. The Company follows the equity method of accounting for its investment in Kaiser. As discussed more fully in Note 5 to the Consolidated Financial Statements, until August 1997, cumulative losses with respect to the results of operations attributable to Kaiser's common stockholders exceeded cumulative earnings. However, this was no longer the case when equity attributable to Kaiser's common stockholders increased upon conversion of the PRIDES into Kaiser common stock on August 29, 1997. As a result, the Company recorded a $33.4 million adjustment to reduce the stockholder's deficit reflecting the Company's 35.4% equity in the impact of the PRIDES conversion on the common stockholders. In addition, the Company began recording its equity in Kaiser's results of operations. See Note 5 to the Notes to the Consolidated Financial Statements for further information, including summarized financial information of Kaiser.

   RESULTS OF OPERATIONS

      The following table presents selected operational and financial information for the years ended December 31, 1999, 1998 and 1997.


                                                             YEARS ENDED DECEMBER 31,
                                                          ------------------------------
                                                            1999      1998       1997
                                                          --------- ---------  ---------
                                                             (IN MILLIONS OF DOLLARS,
                                                           EXCEPT SHIPMENTS AND PRICES)
Shipments:
   Lumber: (1)
      Redwood upper grades..............................      24.6      41.9       52.4
      Redwood common grades.............................     137.4     230.1      244.2
      Douglas-fir upper grades..........................      10.4       6.9       11.5
      Douglas-fir common grades.........................      61.5      47.5       75.3
      Other.............................................       8.7       7.0       14.5
                                                          --------- ---------  ---------
        Total lumber....................................     242.6     333.4      397.9
                                                          ========= =========  =========
   Wood chips (2).......................................     163.7     176.7      237.8
                                                          ========= =========  =========

Average sales price:
   Lumber: (3)
      Redwood upper grades..............................  $  1,531  $  1,478   $  1,443
      Redwood common grades.............................       629       540        531
      Douglas-fir upper grades..........................     1,290     1,280      1,203
      Douglas-fir common grades.........................       430       346        455
   Wood chips (4).......................................        77        70         73

Net sales:
   Lumber, net of discount..............................  $  165.3  $  211.6   $  256.1
   Wood chips...........................................      12.5      12.3       17.4
   Cogeneration power...................................       3.8       3.9        4.5
   Other................................................       6.2       5.8        9.2
                                                          --------- ---------  ---------
      Total net sales...................................  $  187.8  $  233.6   $  287.2
                                                          ========= =========  =========
Operating income (loss).................................  $   (4.4) $   40.6   $   84.5
                                                          ========= =========  =========
Operating cash flow (5).................................  $   12.6  $   63.1   $  110.6
                                                          ========= =========  =========
Income (loss) before income taxes and
      extraordinary item(6).............................  $  177.9  $  (27.3)  $   23.8
                                                          ========= =========  =========
Net income (loss)(7)....................................  $  100.0  $  (59.8)  $   18.6
                                                          ========= =========  =========
Capital expenditures....................................  $   23.1  $   22.0   $   22.9
                                                          ========= =========  =========

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

      Net Sales
      Net sales declined from $233.6 million for the year ended December 31, 1998 to $187.8 million for the year ended December 31, 1999 primarily due to lower shipments of redwood lumber offset somewhat by higher shipments of Douglas-fir lumber and higher lumber prices. The decrease in redwood lumber shipments is due to the reduction in the volume of logs available for the production of lumber products. A diminished supply of approved THPs reduced log supplies throughout 1999. See "--Trends" below. Net sales for both 1999 and 1998 were also affected by the seasonal restrictions on Pacific Lumber's logging operations during wet weather and during the nesting seasons for both the northern spotted owl and the marbled murrelet.

      Net sales declined from $287.2 million for the year ended December 31, 1997 to $233.6 million for the year ended December 31, 1998 primarily due to lower shipments of lumber, logs and wood chips. The decline in shipments which occurred during the first half of 1998 was principally due to well-above-normal rainfall which reduced demand for lumber products and severely limited the availability of rail transportation. The increased rainfall, combined with additional restrictions on Pacific Lumber's wet weather operations pursuant to the terms of Pacific Lumber's 1998 Timber Operator's License, and the applicability of logging restrictions during the nesting seasons for both the northern spotted owl and the marbled murrelet, also impeded Pacific Lumber's ability to transport logs to its mills and hindered logging operations, thereby reducing the volume of logs available for the production of lumber products. Revenues for the second half of 1998 were primarily affected by a reduction in the volume of logs harvested and converted into lumber products. Pacific Lumber's reduced harvest level during the second half of 1998 was due in large part to the absence of a sufficient number of THPs available for harvest to enable it to conduct its operations at levels consistent with those in the comparable period of 1997. The diminished supply of available THPs was attributable to a reduced volume of approved THPs as well as regulatory and judicial restrictions imposed upon harvesting activities in areas covered by previously approved THPs. See "--Trends" below. These difficulties in harvesting and transporting logs affected the types of logs available for the mills and Pacific Lumber's ability to produce a desirable mix of lumber products which in turn adversely affected sales.

      Operating Income (Loss)
      The Company had an operating loss for the year ended December 31, 1999 as compared to operating income for the comparable prior year primarily due to the decrease in net sales discussed above. Results for 1999 were also affected by higher costs and expenses due to higher logging costs as well as manufacturing inefficiencies resulting from production curtailments at the sawmills due to the lack of logs.

      Operating income for 1998 decreased from 1997 principally due to the decrease in net sales discussed above. This impact was partially offset by a decrease in depletion expense as a result of the decline in volumes discussed above and a decrease in logging costs for the year ended December 31, 1998 from the prior year.

      Income (Loss) Before Income Taxes and Extraordinary Item
      Income before income taxes and extraordinary item for the year ended December 31, 1999 increased as compared to the 1998 period, primarily due to the gain on the sale of the Headwaters Timberlands of $239.8 million ($142.1 million net of deferred taxes) offset by the operating loss discussed above. Income before income taxes and extraordinary item for the year ended December 31, 1999 also reflects a $19.2 million equity loss from Kaiser, interest income earned from investing the net proceeds from the sale of the Headwaters Timberlands and higher earnings from marketable securities. The Company had a loss before income taxes and extraordinary item for 1998 as compared to income for 1997 principally due to lower operating income discussed above, a decrease in equity earnings of Kaiser and a decrease in investment income from marketable securities. Kaiser's results for 1999 were affected by a gain from the involuntary conversion at the Gramercy facility, charges for asbestos-related claims, a gain on the disposition of a joint venture and lower aluminum prices. Kaiser's results for 1998 were negatively affected by strike related costs, a write down of its Micromill assets and lower aluminum prices.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" and below for cautionary information with respect to such forward-looking statements.

      Note 6 to the Consolidated Financial Statements contains information concerning the Company's indebtedness and information concerning certain restrictive debt covenants.

      In December 1996, MGHI issued $130.0 million aggregate principal amount of the MGHI Notes. Net proceeds of $125.0 million received from the offering of the MGHI Notes were loaned to MAXXAM pursuant to an intercompany note (the "MAXXAM NOTE"). Pursuant to the terms of the MAXXAM Note, MAXXAM is entitled to defer the payment of interest on the MAXXAM Note on any interest payment date to the extent that the Company has sufficient funds to satisfy its obligations on the MGHI Notes on such date. Any such deferred interest will be added to the principal amount of the MAXXAM Note and will be payable at maturity. Interest deferred on the MAXXAM Note on the February 1, 2000 payment date amounted to $8.1 million. The deferred amount effectively increases the note receivable balance to $155.9 million. The Company expects that interest payments on the MGHI Notes will be paid with existing cash and dividends received from MGI.

      The indenture governing the MGHI Notes (the "MGHI INDENTURE") contains covenants which generally limit dividends from MGI to MGHI to the greater of $18.4 million per year or, on a cumulative basis since September 30, 1996, to MGI's consolidated net income plus consolidated depreciation and depletion. In addition, the MGHI Indenture provides for the distribution of any funds received as a result of Salmon Creek making a distribution. On January 31, 2000, MGI paid an $18.4 million dividend to MGHI. On February 8, 2000, MGI paid MGHI a $90.0 million dividend of the proceeds from the sale of the Headwaters Timberlands, out of which MGHI paid a $45.0 million dividend to MAXXAM.

      In December 1999, MGI repurchased $4.8 million of the MGHI Notes, reducing the outstanding balance to $125.2 million at December 31, 1999.

      Scotia LLC issued the $867.2 million aggregate principal amount of Timber Notes on July 20, 1998. Proceeds from the offering of the Timber Notes were used primarily to prepay Scotia Pacific's 7.95% Timber Collateralized Notes due 2015 (the "OLD TIMBER NOTES") and to redeem the 10 1/2% Senior Notes due 2003 of Pacific Lumber and the 11 1/4% Senior Secured Notes and the 12 1/4% Senior Secured Discount Notes due 2003 of MGI.

      On November 18, 1999, $169.0 million of funds from the sale of the Headwaters Timberlands were contributed to Scotia LLC and set aside in the SAR Account, which is available for making principal payments on the Timber Notes.

      In 1999, Scotia LLC's agreement with a group of banks, pursuant to which Scotia LLC may borrow to pay interest on the Timber Notes (the "SCOTIA LLC LINE OF CREDIT"), was extended to July 16, 2000 and is expected to be renewed annually. At December 31, 1999, Scotia LLC could have borrowed a maximum of one year's interest due on the Timber Notes (or $63.0 million) under the Scotia LLC Line of Credit. As of December 31, 1999, no borrowings were outstanding under the Scotia LLC Line of Credit.

      On the January 20, 2000 note payment date for the Timber Notes, Scotia LLC had $2.2 million in cash available to pay the $31.5 million of interest due. Scotia LLC borrowed the remaining $29.3 million in funds under the Scotia LLC Line of Credit. In addition, Scotia LLC repaid $12.9 million of principal on the Timber Notes (an amount equal to Scheduled Amortization) using funds held in the SAR Account.

      With respect to short-term liquidity, the Company believes that Scotia LLC will not generate sufficient cash from operations to pay all of the interest on the Timber Notes on the July 20, 2000 payment date. However, the Company expects that any such shortfall will be borrowed under the Scotia LLC Line of Credit and that funds to pay the Scheduled Amortization amount will be provided from the SAR Account.

      Pacific Lumber's revolving credit agreement (the "PACIFIC LUMBER CREDIT AGREEMENT"), a senior secured credit facility which expires on October 31, 2001, allows for borrowings of up to $60.0 million, all of which may be used for revolving borrowings, $20.0 million of which may be used for standby letters of credit and $30.0 million of which may be used for timberland acquisitions. Commencing in April 2001, borrowings for timberland acquisitions are to be repaid annually from 50% of Pacific Lumber's excess cash flow (as defined). The remaining excess cash flow is available for dividends. Upon maturity of the facility, all outstanding borrowings used for timberland acquisitions will convert to a term loan repayable over four years. As of December 31, 1999, $34.1 million of borrowings was available under the agreement, no borrowings were outstanding and letters of credit outstanding amounted to $12.5 million.

      The MGHI Indenture, the Timber Notes Indenture and the Pacific Lumber Credit Agreement contain various covenants which, among other things, limit the ability to incur additional indebtedness and liens, to engage in transactions with affiliates, to pay dividends and to make investments. Under the terms of the Timber Notes Indenture, Scotia LLC will generally have available cash for distribution to Pacific Lumber when Scotia LLC's cash flows from operations exceed the amounts required by the Timber Notes Indenture to be reserved for the payment of current debt service (including interest, principal and premiums) on the Timber Notes, capital expenditures, certain other operating expenses and replenishment of the SAR Account. Pacific Lumber can pay dividends in an amount that is generally equal to 50% of Pacific Lumber's consolidated net income plus depletion and cash dividends received from Scotia LLC, exclusive of the net income and depletion of Scotia LLC as long as any Timber Notes are outstanding.

      In September 1999, Britt paid a dividend of $5.7 million to MGI which in turn made a capital contribution to Pacific Lumber for the same amount. Additionally, MGI made a capital contribution of $45.0 million to Pacific Lumber in December 1999.

      Capital expenditures were made during the past three years to improve production efficiency, reduce operating costs and acquire additional timberlands. The Company's consolidated capital expenditures were $23.1 million, $22.0 million and $22.9 million for the years ended December 31, 1999, 1998 and 1997, respectively. Capital expenditures, excluding expenditures for timberlands, are estimated to be between $10.0 million and $12.0 million per year for the 2000 - 2002 period. Included in capital expenditures for 1999 and 1998 is $15.9 million and $12.4 million, respectively, for timberland acquisitions. Pacific Lumber and Scotia LLC may purchase additional timberlands from time to time as appropriate opportunities arise.

      As of December 31, 1999, the Company had cash and marketable securities of $233.6 million as well as long-term restricted cash and marketable securities of $158.9 million. Long-term restricted cash includes $153.2 million held in the SAR Account. Long-term debt (net of current maturities) was $969.4 million as of December 31, 1999 as compared to $990.2 million at December 31, 1998. The decrease in long-term debt was primarily due to principal payments on the Timber Notes. The Company anticipates that existing cash, cash equivalents, marketable securities, funds available from the SAR Account and available sources of financing will be sufficient to fund its working capital and capital expenditure requirements for the next year. With respect to long-term liquidity, although the Company believes that its existing cash and cash equivalents should provide sufficient funds to meet the working capital and capital expenditure requirements for itself and its subsidiaries, until such time as Pacific Lumber has adequate cash flows from operations, and/or dividends from Scotia LLC, there can be no assurance that this will be the case. Furthermore, due to its highly leveraged condition, the Company is more sensitive than less leveraged companies to factors affecting its operations, including governmental regulation and litigation affecting its timber harvesting practices (see Note 10 to the Consolidated Financial Statements), increased competition from other lumber producers or alternative building products and general economic conditions.

TRENDS

      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" and below for cautionary information with respect to such forward-looking statements.

      The Company's forest products operations are conducted by MGI through Pacific Lumber and Britt. Regulatory and environmental matters play a significant role in Pacific Lumber's operations, which are subject to a variety of California and federal laws and regulations, as well as the HCP, SYP and Pacific Lumber's 2000 TOL, dealing with timber harvesting practices, threatened and endangered species and habitat for such species, and air and water quality. Moreover, these laws and regulations are modified from time to time and are subject to judicial and administrative interpretation. Compliance with such laws, regulations and judicial and administrative interpretations, and related litigation have increased the cost of logging operations. The Company's forest products operations have also been adversely affected by a lack of available logs as a result of a severely diminished supply of available THPs. Prior to the consummation of the Headwaters Agreement on March 1, 1999, the reduced number of approved THPs was attributable to several factors, including a significantly reduced level of THPs submitted by Pacific Lumber to the CDF during the second half of 1998 and during the first two months of 1999 due to (a) the extensive amount of time devoted by Pacific Lumber's foresters, wildlife and fisheries biologists and other personnel to (i) amending a significant number of previously submitted THPs to incorporate various new requirements which Pacific Lumber agreed to in February 1998 in the course of completing the Headwaters Agreement (the "PRE-PERMIT AGREEMENT"), (ii) preparing the Environmental Plans and all the related data, responding to comments on the Environmental Plans, assessing and responding to federal and state proposals and changes concerning the Environmental Plans, and evaluating the Environmental Plans, (iii) responding to comments received by Pacific Lumber from various federal and state governmental agencies with respect to its filed THPs in light of the new and more stringent requirements that Pacific Lumber agreed to observe pursuant to the Pre-Permit Agreement, and (iv) responding to newly filed litigation involving certain of Pacific Lumber's approved THPs and (b) implementation of a provision contained in the Pre-Permit Agreement which required, for the first time, a licensed geologist to review virtually all of Pacific Lumber's THPs prior to submission to the CDF. Pacific Lumber also experienced an unexpected significantly slower rate of review and approval with respect to its filed THPs due, in large part, to the issues that emerged in applying the requirements embodied in the Pre-Permit Agreement to Pacific Lumber's THPs, certain of which requirements imposed new forestry practices that applied solely to Pacific Lumber's operations.

      With the consummation of the Headwaters Agreement, Pacific Lumber has completed its work in connection with preparation of the Environmental Plans; however, significant additional work continues to be required in connection with their implementation. As a result of the implementation process, 1999 was a transition period for Pacific Lumber with respect to the filing and approval of its THPs. The transition period is expected to continue into 2000. Pacific Lumber believes that the rate of submissions of THPs during 2000 will increase significantly. However, Pacific Lumber believes that the review and approval process for THPs through at least the first quarter of 2000 will continue to be slower than Pacific Lumber has historically experienced as Pacific Lumber, the CDF and other agencies continue to develop procedures for implementing the Environmental Plans. Nevertheless, Pacific Lumber anticipates that after a transition period, the implementation of the Environmental Plans will streamline the process of preparing THPs and potentially shorten the time to obtain approval of THPs.

      There can be no assurance that Pacific Lumber will not continue to experience difficulties in receiving approvals of its THPs similar to those it has been experiencing. Furthermore, there can be no assurance that certain pending legal, regulatory and environmental matters or future governmental regulations, legislation or judicial or administrative decisions, or adverse weather conditions, would not have a material adverse effect on the Company's financial position, results of operations or liquidity. See Item 3. "Legal Proceedings" and Note 10 to the Consolidated Financial Statements for further information regarding regulatory and legal proceedings affecting the Company's operations.

YEAR 2000

      The transition to the year 2000 date change was made without any significant problems or interruption of business activity. Management had completed its assessment of, modifications to and testing of the Company's critical information technology and embedded technology prior to December 31, 1999. The principal software and equipment of the Company affected by the date change to the year 2000 were the cogeneration plant, financial information systems, the GIS and certain personal computers and field equipment used by the foresters and other professional staff. The modification costs and the costs associated with new systems were less than $100,000.

      Kaiser, the Company's equity investee, also did not experience any significant problems or interruption of business activity as a result of the year 2000 date change. Kaiser's total spending related to year 2000 readiness, which began in 1997 and continued through 1999, was $8.3 million.

ACCOUNTING PRONOUNCEMENTS

      Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS NO. 133") requires companies to recognize all derivative instruments as assets or liabilities in the balance sheet and to measure those instruments at fair value. SFAS No. 133 initially required adoption by January 1, 2000. However, Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Financial Instruments and Hedging Activities-Deferral of Effective Date of SFAS No. 133," issued in June 1999, delayed the required implementation date of SFAS No. 133 to no later than January 1, 2001. Kaiser, the Company's equity investee, has hedging programs which use various derivative products to "lock-in" a price (or range of prices) for products sold or used so that earnings and cash flows are subject to a reduced risk of volatility. Under SFAS No. 133, Kaiser will be required to "mark-to-market" its hedging positions at the end of each period in advance of the period of recognition for the transactions to which the hedges relate. Kaiser will reflect changes in the fair value of its open hedging positions as an increase or reduction in stockholders' equity through comprehensive income. The impact of the changes in the fair value of Kaiser's hedging positions will be reversed from comprehensive income (net of any fluctuations in other "open" positions) and will be reflected in traditional net income upon occurrence of the transactions to which the hedges relate. Under the equity method of accounting which the Company follows in accounting for its investment in Kaiser, the Company will reflect its equity share of Kaiser's adjustments to stockholder's equity through comprehensive income.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      This item is not applicable for the Company and its subsidiaries; however, Kaiser, the Company's equity investee, utilizes hedging transactions to lock-in a specified price or range of prices for certain products which it sells or consumes and to mitigate its exposure to changes in foreign currency exchange rates. See Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" from Kaiser's Annual Report on Form 10-K included as Exhibit 99.4 hereto for information regarding Kaiser's hedging activities.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To MAXXAM Group Holdings Inc.:

      We have audited the accompanying consolidated balance sheets of MAXXAM Group Holdings Inc. (a Delaware corporation and a wholly owned subsidiary of MAXXAM Inc.) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, cash flows and stockholder's deficit for each of the three years in the period ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MAXXAM Group Holdings Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

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


San Francisco, California
March 7, 2000


                   MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

               (IN MILLIONS OF DOLLARS, EXCEPT SHARE INFORMATION)

                                                                                                 DECEMBER 31,
                                                                                            -----------------------
                                                                                               1999        1998
                                                                                            ----------  -----------
                                          ASSETS
Current assets:
   Cash and cash equivalents..............................................................  $   189.8   $    150.8
   Marketable securities..................................................................       43.8         11.7
   Receivables:
      Trade...............................................................................       10.9         10.5
      Other...............................................................................        9.1          7.1
   Inventories............................................................................       44.6         44.0
   Prepaid expenses and other current assets..............................................       17.7          8.0
                                                                                            ----------  -----------
        Total current assets..............................................................      315.9        232.1
Timber and timberlands, net of accumulated depletion of $180.6 and $178.4,
   respectively...........................................................................      254.1        302.3
Property, plant and equipment, net of accumulated depreciation of $93.7 and
   $85.7, respectively....................................................................      100.4        103.1
Note receivable from MAXXAM Inc...........................................................      147.8        132.8
Investment in Kaiser Aluminum Corporation.................................................       21.9         41.5
Deferred financing costs, net.............................................................       23.6         26.2
Deferred income taxes.....................................................................      100.3         90.4
Restricted cash and marketable securities.................................................      158.9         16.6
Other assets..............................................................................        8.8          7.2
                                                                                            ----------  -----------
                                                                                            $ 1,131.7   $    952.2
                                                                                            ==========  ===========

                           LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
   Accounts payable.......................................................................  $     6.1   $      3.4
   Accrued interest.......................................................................       34.5         34.9
   Accrued compensation and related benefits..............................................        3.7          8.4
   Deferred income taxes..................................................................        7.0          9.7
   Other accrued liabilities..............................................................        5.3          2.2
   Current maturities of long-term debt...................................................       16.0          8.3
                                                                                            ----------  -----------
        Total current liabilities.........................................................       72.6         66.9
Long-term debt, less current maturities...................................................      969.4        990.2
Deferred income taxes.....................................................................       78.8          1.5
Other noncurrent liabilities..............................................................       45.8         28.1
                                                                                            ----------  -----------
        Total liabilities.................................................................    1,166.6      1,086.7
                                                                                            ----------  -----------

Contingencies

Stockholder's deficit:
   Common stock, $1.00 par value; 3,000 shares authorized; 1,000 shares issued............          -            -
   Additional capital.....................................................................      123.2        123.2
   Accumulated deficit....................................................................     (157.7)      (257.7)
   Accumulated other comprehensive loss - additional minimum pension liability............       (0.4)           -
                                                                                            ----------  -----------
        Total stockholder's deficit.......................................................      (34.9)      (134.5)
                                                                                            ----------  -----------
                                                                                             $1,131.7   $    952.2
                                                                                            ==========  ===========

The accompanying notes are an integral part of these financial statements.


                   MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                            (IN MILLIONS OF DOLLARS)

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                -----------------------------------
                                                                                   1999        1998        1997
                                                                                ----------  ----------  -----------
Net sales:
   Lumber and logs............................................................  $   165.5   $   213.1   $    261.0
   Other......................................................................       22.3        20.5         26.2
                                                                                ----------  ----------  -----------
                                                                                    187.8       233.6        287.2
                                                                                ----------  ----------  -----------

Operating expenses:
   Cost of goods sold.........................................................      159.5       155.3        162.0
   Selling, general and administrative expenses...............................       15.7        15.2         14.6
   Depletion and depreciation.................................................       17.0        22.5         26.1
                                                                                ----------  ----------  -----------
                                                                                    192.2       193.0        202.7
                                                                                ----------  ----------  -----------

Operating income (loss).......................................................       (4.4)       40.6         84.5

Other income (expense):
   Gain on sale of Headwaters Timberlands.....................................      239.8           -            -
   Equity in earnings (loss) of Kaiser Aluminum Corporation...................      (19.2)        0.1          7.0
   Investment, interest and other income (expense), net.......................       44.5        23.6         27.3
   Interest expense...........................................................      (82.8)      (91.6)       (95.0)
                                                                                ----------  ----------  -----------
Income (loss) before income taxes and extraordinary item......................      177.9       (27.3)        23.8
Credit (provision) in lieu of income taxes....................................      (77.9)        9.3         (5.2)
                                                                                ----------  ----------  -----------
Income (loss) before extraordinary item.......................................      100.0       (18.0)        18.6
Extraordinary item:
   Loss on early extinguishment of debt, net of
      income tax benefit of $23.6.............................................          -       (41.8)           -
                                                                                ----------  ----------  -----------
Net income (loss).............................................................  $   100.0   $   (59.8)  $     18.6
                                                                                ==========  ==========  ===========

The accompanying notes are an integral part of these financial statements.

                   MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN MILLIONS OF DOLLARS)


                                                                                        YEARS ENDED DECEMBER 31,
                                                                                     ------------------------------
                                                                                       1999      1998       1997
                                                                                     --------- ---------  ---------
Cash flows from operating activities:
   Net income (loss)...............................................................  $  100.0  $  (59.8)  $   18.6
   Adjustments to reconcile net income (loss) to net cash provided by (used for)
      operating activities:
      Depletion and depreciation...................................................      17.0      22.5       26.1
      Gain on sale of Headwaters Timberlands.......................................    (239.8)        -          -
      Extraordinary loss on early extinguishment of debt, net......................         -      41.8          -
      Equity in undistributed loss (earnings) of Kaiser Aluminum Corporation.......      19.2      (0.1)      (7.0)
      Amortization of deferred financing costs and discounts on long-term debt.....       2.4      11.5       16.6
      Net sales (purchases) of marketable securities...............................     (20.6)     42.6      (11.3)
      Net gains on marketable securities...........................................     (11.5)     (2.9)      (8.6)
      Deferral of interest payment on note receivable from MAXXAM Inc..............     (15.0)     (7.8)         -
   Increase (decrease) in cash resulting from changes in:
      Receivables..................................................................      (2.8)      1.0       (5.2)
      Inventories, net of depletion................................................      (2.1)     14.0        9.7
      Prepaid expenses and other assets............................................      (2.8)     (2.7)      (5.4)
      Accounts payable.............................................................       2.7      (0.3)      (0.4)
      Accrued interest.............................................................      (0.3)      4.0        5.6
      Other accrued liabilities....................................................      (0.7)      1.3        0.6
      Accrued and deferred income taxes............................................      76.3     (10.5)       4.8
      Long-term assets and long-term liabilities...................................      (2.1)      0.7        2.0
                                                                                     --------- ---------  ---------
        Net cash provided by (used for) operating activities.......................     (80.1)     55.3       46.1
                                                                                     --------- ---------  ---------
Cash flows from investing activities:

   Net proceeds from dispositions of property and investments......................     298.3       6.6        0.4
   Capital expenditures............................................................     (23.1)    (21.2)     (13.5)
   Restricted cash withdrawals used to acquire timberlands.........................      12.9       8.9          -
                                                                                     --------- ---------  ---------
        Net cash provided by (used for) investing activities.......................     288.1      (5.7)     (13.1)
                                                                                     --------- ---------  ---------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt........................................         -     867.2          -
   Premiums for early retirement of debt...........................................         -     (45.5)         -
   Incurrence of deferred financing costs..........................................      (0.7)    (22.4)         -
   Redemptions, repurchases of and principal payments on long-term debt............     (13.1)   (796.8)     (16.3)
   Dividends paid..................................................................         -      (2.5)         -
   Other restricted cash withdrawals (deposits), net...............................    (155.2)      9.4        1.5
                                                                                     --------- ---------  ---------
        Net cash provided by (used for) financing activities.......................    (169.0)      9.4      (14.8)
                                                                                     --------- ---------  ---------

Net increase in cash and cash equivalents..........................................      39.0      59.0       18.2
Cash and cash equivalents at beginning of year.....................................     150.8      91.8       73.6
                                                                                     --------- ---------  ---------
Cash and cash equivalents at end of year...........................................  $  189.8  $  150.8   $   91.8
                                                                                     ========= =========  =========

The accompanying notes are an integral part of these financial statements.

                   MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIT
                (IN MILLION OF DOLLARS, EXCEPT SHARE INFORMATION)


                                                                                   ACCUMU-
                                                                                   LATIVE
                                                                                    OTHER
                                                  COMMON      ADDI-     ACCUM-     COMPRE-                 COMPRE-
                                                   STOCK     TIONAL     ULATED     HENSIVE                 HENSIVE
                                                ($1.00 PAR)  CAPITAL    DEFICIT     INCOME      TOTAL      INCOME
                                                ---------- ----------  ---------  ----------  ---------  ----------
Balance, December 31, 1996....................  $       -  $    89.8   $ (214.0)  $       -   $ (124.2)
   Net income.................................          -          -       18.6           -       18.6   $    18.6
   Equity in Kaiser Aluminum Corporation's
      reduction of pension liability..........          -          -          -         1.0        1.0         1.0
                                                                                                         ----------
   Comprehensive income.......................                                                           $    19.6
                                                                                                         ==========
   Gain from issuance of Kaiser Aluminum
      Corporation common stock due to
      PRIDES conversion.......................          -       33.4          -           -       33.4
                                                ---------- ----------  ---------  ----------  ---------
Balance, December 31, 1997....................          -      123.2     (195.4)        1.0      (71.2)
   Net loss...................................          -          -      (59.8)          -      (59.8)  $   (59.8)
   Equity in Kaiser Aluminum Corporation's
      reduction of pension liability reversal.          -          -          -        (1.0)      (1.0)       (1.0)
                                                                                                         ----------
   Comprehensive loss.........................                                                           $   (60.8)
                                                                                                         ==========
   Dividend...................................          -          -       (2.5)          -       (2.5)
                                                ---------- ----------  ---------  ----------  ---------
Balance, December 31, 1998....................          -      123.2     (257.7)          -     (134.5)
   Net income.................................          -          -      100.0           -      100.0   $   100.0
   Equity in Kaiser Aluminum
      Corporation's additional minimum
      pension liability.......................          -          -          -        (0.4)      (0.4)       (0.4)
                                                                                                         ----------
   Comprehensive income.......................                                                           $    99.6
                                                ---------- ----------  ---------  ----------  ---------  ==========
Balance, December 31, 1999....................  $       -  $   123.2   $ (157.7)  $    (0.4)  $  (34.9)
                                                ========== ==========  =========  ==========  =========


The accompanying notes are an integral part of these financial statements.

                   MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   FORMATION OF MGHI

      MAXXAM Group Holdings Inc. ("MGHI") was formed on November 4, 1996, to facilitate the offering of the $130.0 million aggregate principal amount of 12% Senior Secured Notes due 2003 (the "MGHI NOTES") as described in Note 6. Subsequent to its formation, MGHI received, as a capital contribution from MAXXAM Inc. ("MAXXAM"), 100% of the capital stock of MAXXAM Group Inc. ("MGI") and 27,938,250 shares of the common stock of Kaiser Aluminum Corporation ("KAISER") which represents a 35.2% interest in Kaiser on a fully diluted basis as of December 31, 1999. The contribution of MGI's capital stock has been accounted for as a reorganization of entities under common control, which requires MGHI to record the assets and liabilities of MGI at MAXXAM's historical cost. Accordingly, MGHI is the successor entity to MGI and as such, the accompanying financial statements of MGHI and its subsidiaries (together, the "COMPANY") reflect both the historical operating results of MGI and MAXXAM's purchase accounting adjustments which principally relate to MGI's timber and depreciable assets. The purchase accounting adjustments arose from MAXXAM's acquisition of MGI in May 1988. The contribution of the Kaiser common stock has been reflected in the consolidated financial statements of the Company as if such contribution occurred as of the beginning of the earliest period presented, at MAXXAM's historical cost using the equity method of accounting. The Company conducts its business primarily through the operations of its subsidiaries, including MGI.

   BASIS OF PRESENTATION

      The consolidated financial statements include the accounts of MGHI and its wholly owned subsidiaries. MGHI is a wholly owned subsidiary of MAXXAM. Intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior years' financial statements to be consistent with the current year's presentation.

      The Company's wholly owned subsidiary, MGI, and its wholly owned subsidiaries, The Pacific Lumber Company ("PACIFIC LUMBER") and Britt Lumber Co., Inc. ("BRITT") are engaged in forest products operations. Pacific Lumber's principal wholly owned subsidiaries are Scotia Pacific Company LLC ("SCOTIA LLC") and Salmon Creek LLC ("SALMON CREEK"). MGI is engaged in several principal aspects of the lumber industry - the growing and harvesting of redwood and Douglas-fir timber, the milling of logs into lumber and the manufacture of lumber into a variety of finished products. Housing, construction and remodeling are the principal markets for the Company's lumber products.

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

   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Cash Equivalents
      Cash equivalents consist of highly liquid money market instruments with original maturities of three months or less. See "Restricted Cash and Marketable Securities" below.

      Marketable Securities
      Marketable securities which are considered "held-to-maturity" securities consist of commercial paper with original maturities in excess of three months and other types of corporate and government debt obligations. These securities are carried at cost adjusted for discount and premium amortization. As of December 31, 1999 and 1998, the carrying amount approximated fair value. Marketable securities which are considered "trading" or "available for sale" securities consist of long and short positions in corporate common stocks and option contracts and are carried at fair value. The cost of the securities sold is determined using the first-in, first-out method. Included in investment, interest and other income (expense), net for each of the three years in the period ended December 31, 1999 were: 1999 - net realized holding gains of $12.5 million and net unrealized losses of $0.9 million; 1998 - net unrealized holding gains of $5.1 million and net realized losses of $2.2 million; and 1997 - net unrealized holding gains of $2.9 million and net realized gains of $5.7 million. See "Restricted Cash and Marketable Securities" below.

      Inventories
      Inventories are stated at the lower of cost or market. Cost is primarily determined using the last-in, first-out ("LIFO") method not in excess of market value. Replacement cost is not in excess of LIFO cost. Inventory costs consist of material, labor and manufacturing overhead, including depreciation and depletion.

      Timber and Timberlands
      Timber and timberlands are stated at cost, net of accumulated depletion. Depletion is computed utilizing the unit-of-production method based upon estimates of timber values and quantities.

      Property, Plant and Equipment
      Property, plant and equipment, including capitalized interest, is stated at cost, net of accumulated depreciation. Depreciation is computed utilizing the straight-line method at rates based upon the estimated useful lives of the various classes of assets. The carrying value of property, plant and equipment is assessed when events and circumstances indicate that an impairment is present. The existence of an impairment is determined by comparing the net carrying value of the asset to its estimated undiscounted future cash flows. If an impairment is present, the asset is reported at the lower of carrying value or fair value.

      Deferred Financing Costs
      Costs incurred to obtain financing are deferred and amortized over the estimated term of the related borrowing.

      Restricted Cash and Marketable Securities
      Cash and cash equivalents and marketable securities includes restricted investments of $43.0 million and $74.8 million at December 31, 1999 and 1998, respectively. Restricted investments are primarily held as security for short positions in marketable securities and for debt service payments on the Company's Class A-1, Class A-2 and Class A-3 Timber Collateralized Notes due 2028 (the "TIMBER NOTES"). Current marketable securities consist of the current portion of amounts held in the SAR Account defined in the following paragraph.

      Long-term restricted cash and marketable securities of $158.9 million at December 31, 1999 primarily represents amounts held in a Scheduled Amortization Reserve Account (the "SAR ACCOUNT") to support principal payments on the Timber Notes, whereas long-term restricted cash of $16.6 million at December 31, 1998 primarily represents the amount held in an account by the trustee (the "PREFUNDING ACCOUNT") under the indenture governing the Timber Notes (the "TIMBER NOTES INDENTURE") to enable Scotia LLC to acquire timberlands.

      Concentrations of Credit Risk Cash equivalents and restricted marketable securities are invested primarily in commercial paper as well as other types of corporate and government debt obligations. The Company has mitigated its concentration of credit risk with respect to these investments by purchasing high grade investments (ratings of A1/P1 short-term or at least AA/aa long-term debt). No more than 10% is invested within the same issue.

      Fair Value of Financial Instruments
      The carrying amounts of cash equivalents approximate fair value. Marketable securities are carried at fair value which is determined based on quoted market prices. As of December 31, 1999 and 1998, the estimated fair value of debt, including current maturities, was $882.5 million and $942.8 million, respectively. The estimated fair value of debt is determined based on the quoted market prices for the publicly traded issues and on the current rates offered for borrowings similar to the other debt. The Company's publicly traded debt issues are thinly traded financial instruments; accordingly, their market prices at any balance sheet date may not be representative of the prices which would be derived from a more active market.

2.    HEADWATERS TRANSACTIONS

      On March 1, 1999, the United States and California acquired the Headwaters Timberlands, approximately 5,600 acres of timberlands containing a significant amount of virgin old growth timber, from Salmon Creek and Pacific Lumber. Salmon Creek received $299.9 million for its 4,900 acres, and for its 700 acres, Pacific Lumber received the 7,700 acre Elk River Timberlands, which Pacific Lumber contributed to Scotia LLC in June 1999. See Note 10 below for a discussion of additional agreements entered into on March 1, 1999.

      As a result of the disposition of the Headwaters Timberlands, the Company recognized a pre-tax gain of $239.8 million ($142.1 million net of deferred taxes) in 1999. This amount represents the gain attributable to the portion of the Headwaters Timberlands for which the Company received $299.9 million in cash. With respect to the remaining portion of the Headwaters Timberlands for which the Company received the Elk River Timberlands, no gain has been recognized as this represented an exchange of substantially similar productive assets. These timberlands have been reflected in the Company's financial statements at an amount which represents the Company's historical cost for the timberlands which were transferred to the United States.

      Scotia LLC and Pacific Lumber also entered into agreements with California for the future sale of two timber properties known as the Owl Creek grove and the Grizzly Creek grove. Under these agreements Scotia LLC would sell the Owl Creek grove to California, no later than June 30, 2001, for the lesser of the appraised fair market value or $79.7 million, and California must purchase from Pacific Lumber, no later than October 31, 2000, a portion of the Grizzly Creek grove for a purchase price determined based on fair market value, but not to exceed $20.0 million. California also has a five year option under these agreements to purchase additional property adjacent to the Grizzly Creek grove. The sale of the Owl Creek grove or Grizzly Creek grove will not be reflected in the Company's financial statements until each has been concluded.

3.    INVENTORIES

      Inventories consist of the following (in millions):

                                                     DECEMBER 31,
                                                 --------------------
                                                   1999       1998
                                                 ---------  ---------
Lumber.......................................... $   23.2   $   36.0
Logs............................................     21.4        8.0
                                                 ---------  ---------
                                                 $   44.6   $   44.0
                                                 =========  =========


4.    PROPERTY, PLANT AND EQUIPMENT

      The major classes of property, plant and equipment are as follows (dollar amounts in millions):


                                                                                                 DECEMBER 31,
                                                                               ESTIMATED    -----------------------
                                                                             USEFUL LIVES      1999        1998
                                                                             -------------  ----------  -----------
Logging roads, land and improvements.......................................       15 years  $    35.2   $     28.8
Buildings..................................................................       33 years       49.4         50.6
Machinery and equipment....................................................   3 - 15 years      108.8        109.4
Construction in progress...................................................                       0.7           -
                                                                                            ----------  -----------
                                                                                                194.1        188.8
Less:  accumulated depreciation............................................                     (93.7)       (85.7)
                                                                                            ----------  -----------
                                                                                            $   100.4   $    103.1
                                                                                            ==========  ===========


      Depreciation expense for the years ended December 31, 1999, 1998 and 1997 was $10.1 million, $9.8 million and $9.9 million, respectively.

5.    INVESTMENT IN KAISER

      The Company has 27,938,250 shares of the common stock of Kaiser all of which are pledged as collateral for the MGHI Notes (the "KAISER SHARES"). Kaiser operates in several principal aspects of the aluminum industry--the mining of bauxite into alumina, the production of primary aluminum and the manufacture of fabricated (including semi-fabricated) aluminum products. Kaiser's common stock is publicly traded on the New York Stock Exchange under the trading symbol "KLU." The Kaiser Shares represent a 35.2% equity interest in Kaiser at December 31, 1999.

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

      The market value for the Kaiser Shares based on the price per share quoted at the close of business on March 7, 2000 was $150.2 million. There can be no assurance that such value would be realized should the Company dispose of its investment in the Kaiser Shares. The following tables contain summarized financial information of Kaiser (in millions).


                                                                                                 DECEMBER 31,
                                                                                            -----------------------
                                                                                               1999        1998
                                                                                            ----------  -----------
Current assets............................................................................  $   973.9   $  1,030.0
Property, plant and equipment, net........................................................    1,053.7      1,108.7
Other assets..............................................................................    1,171.2        852.2
                                                                                            ----------  -----------
           Total assets...................................................................  $ 3,198.8   $  2,990.9
                                                                                            ==========  ===========

Current liabilities.......................................................................  $   637.9   $    558.4
Long-term debt, less current maturities...................................................      972.5        962.6
Other liabilities.........................................................................    1,405.4      1,227.2
Minority interests........................................................................      117.7        123.5
Stockholders' equity:
   Common.................................................................................       65.3        119.2
                                                                                            ----------  -----------
                                                                                                 65.3        119.2
                                                                                            ----------  -----------
            Total liabilities and stockholders' equity....................................  $ 3,198.8   $  2,990.9
                                                                                            ==========  ===========




                                                                                     YEARS ENDED DECEMBER 31,
                                                                                -----------------------------------
                                                                                   1999        1998        1997
                                                                                ----------  ----------  -----------
Net sales.....................................................................  $ 2,044.3   $ 2,256.4   $  2,373.2
Costs and expenses............................................................   (2,054.1)   (2,120.8)    (2,185.5)
Impairment of assets/restructuring of operations..............................      (19.1)      (45.0)       (19.7)
Other expenses-net............................................................      (61.0)     (106.5)      (107.7)
                                                                                ----------  ----------  -----------
Income (loss) before income taxes and minority interests......................      (89.9)      (15.9)        60.3
Credit (provision) for income taxes...........................................       32.7        16.4         (8.8)
Minority interests............................................................        3.1         0.1         (3.5)
                                                                                ----------  ----------  -----------
Net income (loss).............................................................      (54.1)        0.6         48.0
Dividends on preferred stock..................................................          -           -         (5.5)
                                                                                ----------  ----------  -----------
Net income (loss) available to common stockholders............................  $   (54.1)  $     0.6   $     42.5
                                                                                ==========  ==========  ===========
Equity in earnings (loss) of Kaiser...........................................  $   (19.2)  $     0.1   $      7.0
                                                                                ==========  ==========  ===========


6.    LONG-TERM AND SHORT-TERM DEBT

      Long-term debt consists of the following (in millions):


                                                                                                 DECEMBER 31,
                                                                                            -----------------------
                                                                                               1999        1998
                                                                                            ----------  -----------
6.55% Scotia LLC Class A-1 Timber Collateralized Notes due July 20, 2028..................  $   152.6   $    160.7
7.11% Scotia LLC Class A-2 Timber Collateralized Notes due July 20, 2028..................      243.2        243.2
7.71% Scotia LLC Class A-3 Timber Collateralized Notes due July 20, 2028..................      463.3        463.3
12% MGHI Senior Secured Notes due August 1, 2003..........................................      125.2        130.0
Other.....................................................................................        1.1          1.3
                                                                                            ----------  -----------
                                                                                                985.4        998.5
Less: current maturities..................................................................      (16.0)        (8.3)
                                                                                            ----------  -----------
                                                                                            $   969.4   $    990.2
                                                                                            ==========  ===========

      Scotia LLC Timber Collateralized Notes due 2028
      Scotia LLC issued $867.2 million aggregate principal amount of Timber Notes on July 20, 1998. Net proceeds from the offering of the Timber Notes were used primarily to prepay certain debt, and accordingly the Company recognized an extraordinary loss of $41.8 million, net of the related income tax benefit of $23.6 million, in 1998 for the early extinguishment.

      The Timber Notes and the Scotia LLC Line of Credit (defined below) are secured by a lien on (i) Scotia LLC's timber, timberlands and timber rights and
(ii) substantially all of Scotia LLC's other property. The Timber Notes Indenture permits Scotia LLC to have outstanding up to $75.0 million of non-recourse indebtedness to acquire additional timberlands and to issue additional timber notes provided certain conditions are met (including repayment or redemption of the remaining $152.6 million of Class A-1 Timber Notes).

      The Timber Notes were structured to link, to the extent of cash available, the deemed depletion of Scotia LLC's timber (through the harvest and sale of logs) to the required amortization of the Timber Notes. The required amount of amortization on any Timber Notes payment date is determined by various mathematical formulas set forth in the Timber Notes Indenture. The minimum amount of principal which Scotia LLC must pay (on a cumulative basis and subject to available cash) through any Timber Notes payment date is referred to as Minimum Principal Amortization. If the Timber Notes were amortized in accordance with Minimum Principal Amortization, the final installment of principal would be paid on July 20, 2028. The minimum amount of principal which Scotia LLC must pay (on a cumulative basis) through any Timber Notes payment date in order to avoid payment of prepayment or deficiency premiums is referred to as Scheduled Amortization. If all payments of principal are made in accordance with Scheduled Amortization, the payment date on which Scotia LLC will pay the final installment of principal is January 20, 2014. Such final installment would include a single bullet principal payment of $463.3 million related to the Class A-3 Timber Notes.

      Pursuant to certain liquidity requirements under the Timber Notes Indenture, Scotia LLC has entered into an agreement (the "SCOTIA LLC LINE OF CREDIT") with a group of banks pursuant to which Scotia LLC may borrow to pay interest on the Timber Notes. The maximum amount Scotia LLC may borrow is equal to one year's interest on the aggregate outstanding principal balance of the Timber Notes (the "REQUIRED LIQUIDITY AMOUNT"). At December 31, 1999, the Required Liquidity Amount was $63.0 million. The Scotia LLC Line of Credit expires on July 16, 2000. Annually, Scotia LLC will request that the banks extend the Scotia LLC Line of Credit for a period of not less than 364 days. If not extended, Scotia LLC may draw upon the full amount available. Borrowings under the Scotia LLC Line of Credit generally bear interest at the Base Rate (as defined in the agreement) plus 0.25% or a one month or six month LIBOR rate plus 1% at any time the borrowings have not been continually outstanding for more than six months. As of December 31, 1999, Scotia LLC had no borrowings outstanding under the Scotia LLC Line of Credit.

      As a result of the sale of the Headwaters Timberlands, Salmon Creek received proceeds of $299.9 million in cash. See Note 2 to the Consolidated Financial Statements. On November 18, 1999, $169.0 million of funds from the sale of the Headwaters Timberlands were contributed to Scotia LLC and set aside in the SAR Account. See Note 1 to the Consolidated Financial Statements. Amounts in the SAR Account are part of the collateral securing the Timber Notes and will be used to make principal payments to the extent that other available amounts are insufficient to pay Scheduled Amortization on the Class A-1 and Class A-2 Timber Notes. In addition, during the six years beginning January 20, 2014, amounts in the SAR Account will be used to amortize the Class A-3 Timber Notes as set forth in the Timber Notes Indenture, as amended. Funds may from time to time be released to Scotia LLC from the SAR Account if the amount in the account exceeds the then Required Scheduled Amortization Reserve Balance (as defined in the Timber Notes Indenture). If the SAR Account falls below the Required Scheduled Amortization Reserve Balance, up to 50% of any Remaining Funds (funds that could otherwise be released to Scotia LLC free of the lien securing the Timber Notes) is required to be used on each monthly deposit date to replenish the SAR Account.

      Principal and interest on the Timber Notes are payable semi-annually on January 20 and July 20. On the January 20, 2000 note payment date for the Timber Notes, Scotia LLC had $2.2 million in cash available to pay the $31.5 million of interest due. Scotia LLC borrowed the remaining $29.3 million in funds under the Scotia LLC Line of Credit. In addition, Scotia LLC repaid $12.9 million of principal on the Timber Notes (an amount equal to Scheduled Amortization). The SAR Account was used to make the January 20, 2000 principal payment.

      Pacific Lumber Credit Agreement
      The Pacific Lumber Credit Agreement, a senior secured credit facility which expires on October 31, 2001, allows for borrowings of up to $60.0 million, all of which may be used for revolving borrowings, $20.0 million of which may be used for standby letters of credit and $30.0 million of which may be used for timberland acquisitions. Borrowings are secured by all of Pacific Lumber's domestic accounts receivable and inventory. Borrowings for timberland acquisitions are also secured by the acquired timberlands and, commencing in April 2001, are to be repaid annually from 50% of Pacific Lumber's excess cash flow (as defined). The remaining excess cash flow is available for dividends. Upon maturity of the facility, all outstanding borrowings used for timberland acquisitions will convert to a term loan repayable over four years. At December 31, 1999, Pacific Lumber had $34.1 million of borrowings available under the agreement, no borrowings were outstanding and letters of credit outstanding amounted to $12.5 million.

      12% MGHI Senior Secured Notes due 2003 (the "MGHI NOTES")
      The MGHI Notes due August 1, 2003 are guaranteed on a senior, unsecured basis by MAXXAM. The MGHI Notes are also secured by a pledge of the 27,938,250 shares of Kaiser common stock owned by MGHI as well as the common stock of MGI. Interest on the MGHI Notes is payable semi-annually. The outstanding balance of the MGHI Notes declined from $130.0 million as of December 31, 1998 to $125.2 million as of December 31, 1999 as a result of MGI repurchasing $4.8 million of the MGHI Notes. Approximately 500,000 shares of Kaiser common stock may be released from the pledge as a result of such repurchase.

      The net proceeds from the offering of the MGHI Notes after expenses were approximately $125.0 million, all of which was loaned to MAXXAM pursuant to an intercompany note (the "MAXXAM NOTE") which is pledged to secure the MGHI Notes. The MAXXAM Note bears interest at the rate of 11% per annum (payable semi-annually on the interest payment dates applicable to the MGHI Notes) and matures on August 1, 2003. MAXXAM is entitled to defer the payment of interest on the MAXXAM Note on any interest payment date to the extent that the Company has sufficient available funds to satisfy its obligations on the MGHI Notes on such date. Any such deferred interest will be added to the principal amount of the MAXXAM Note and will be payable at maturity. As of December 31, 1999, $22.8 million of interest had been deferred and added to principal. An additional $8.1 million of interest was deferred and added to principal on February 1, 2000.

      Maturities
      Scheduled maturities of long-term debt outstanding at December 31, 1999 are: $16.0 million in 2000, $16.5 million in 2001, $17.3 million in 2002, $144.7 million in 2003, $22.4 million in 2004 and $768.5 million thereafter.

      Restricted Net Assets of Subsidiaries
      As of December 31, 1999 and 1998, all of the assets of MGI and its subsidiaries are subject to certain debt instruments which restrict the ability to transfer assets, make loans and advances and pay dividends to the Company. As of December 31, 1999, under the most restrictive covenants contained in the indentures governing the Timber Notes and the Pacific Lumber Credit Agreement, Pacific Lumber could pay no dividends other than distributions from Salmon Creek.

7.    CREDIT (PROVISION) IN LIEU OF INCOME TAXES

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

      The Company and its corporate subsidiaries are members of MAXXAM's consolidated return group for federal income tax purposes.

      Pursuant to a tax allocation agreement between MAXXAM, Pacific Lumber, and Salmon Creek (the "PL TAX ALLOCATION AGREEMENT"), Pacific Lumber is liable to MAXXAM for the federal consolidated income tax liability of Pacific Lumber, Scotia LLC and certain other subsidiaries of Pacific Lumber (but excluding Salmon Creek) (collectively, the "PL SUBGROUP") computed as if the PL Subgroup was a separate affiliated group of corporations which was never connected with MAXXAM. The PL Tax Allocation Agreement further provides that Salmon Creek is liable to MAXXAM for its federal income tax liability computed on a separate company basis as if it was never connected with MAXXAM. For taxable periods beginning after December 7, 1999 (the day on which Salmon Creek was converted from a corporation to a limited liability company) the PL Subgroup includes Salmon Creek and there is no separate calculation for Salmon Creek. The remaining subsidiaries of MGI are each liable to MAXXAM for their respective income tax liabilities computed on a separate company basis as if they were never connected with MAXXAM, pursuant to their respective tax allocation agreements.

      MGI's tax allocation agreement with MAXXAM (the "MGI TAX ALLOCATION AGREEMENT") provides that MGI's federal income tax liability is computed as if MGI files a consolidated tax return with all of its subsidiaries except Salmon Creek, and that such corporations were never connected with MAXXAM (the "MGI CONSOLIDATED TAX LIABILITY"). For taxable periods beginning after December 7, 1999, the MGI consolidated tax liability includes Salmon Creek. The federal income tax liability of MGI is the difference between (i) the MGI Consolidated Tax Liability and (ii) the sum of the separate tax liabilities for MGI's subsidiaries (computed as discussed above), but excluding Salmon Creek, for taxable periods through December 7, 1999. To the extent that the MGI Consolidated Tax Liability is less than the aggregate amounts in (ii), MAXXAM is obligated to pay the amount of such difference to MGI.

      MGHI's tax allocation agreement with MAXXAM (the "MGHI TAX ALLOCATION AGREEMENT") provides that the Company's federal consolidated income tax liability is computed as if MGHI and its subsidiaries, except Salmon Creek, file a consolidated tax return and that such corporations were never connected with MAXXAM (the "MGHI CONSOLIDATED TAX LIABILITY"). For taxable periods beginning after December 7, 1999, the MGHI consolidated tax liability includes Salmon Creek. The federal income tax liability of MGHI is the difference between the MGHI Consolidated Tax Liability and the MGI Consolidated Tax Liability. To the extent that the MGHI Consolidated Tax Liability is less than the MGI Consolidated Tax Liability, MAXXAM is obligated to pay the amount of such difference to MGHI.

      The credit (provision) in lieu of income taxes on income (loss) before income taxes and extraordinary item consists of the following (in millions):


                                                                                        YEARS ENDED DECEMBER 31,
                                                                                     ------------------------------
                                                                                       1999      1998       1997
                                                                                     --------- ---------  ---------
Current:
   Federal in lieu of income taxes.................................................  $   (3.0) $    0.1   $   (0.4)
   State and local.................................................................       0.1      (0.1)      (0.1)
                                                                                     --------- ---------  ---------
                                                                                         (2.9)        -       (0.5)
                                                                                     --------- ---------  ---------
Deferred:
   Federal in lieu of income taxes.................................................     (53.4)      7.1       (4.7)
   State and local.................................................................     (21.6)      2.2          -
                                                                                     --------- ---------  ---------
                                                                                        (75.0)      9.3       (4.7)
                                                                                     --------- ---------  ---------
                                                                                     $  (77.9) $    9.3   $   (5.2)
                                                                                     ========= =========  =========


      A reconciliation between the credit (provision) in lieu of income taxes and the amount computed by applying the federal statutory income tax rate to income (loss) before income taxes and extraordinary item is as follows (in millions):


                                                                                        YEARS ENDED DECEMBER 31,
                                                                                     ------------------------------
                                                                                       1999      1998       1997
                                                                                     --------- ---------  ---------
Income (loss) before income taxes and extraordinary item...........................  $  177.9  $  (27.4)  $   23.8
                                                                                     ========= =========  =========
Amount of federal income tax credit (provision) based
   upon the statutory rate.........................................................  $  (62.3) $    9.6   $   (8.3)
Revision of prior years' tax estimates and other changes in valuation allowances...       4.5      (1.4)       0.9
Equity in earnings (loss) of Kaiser not tax effected...............................      (6.6)      0.1        2.5
State and local taxes, net of federal tax effect...................................     (13.2)      1.3       (0.1)
Expenses for which no federal tax benefit is available.............................      (0.3)     (0.3)      (0.2)
                                                                                     --------- ---------  ---------
                                                                                     $  (77.9) $    9.3   $   (5.2)
                                                                                     ========= =========  =========


      The revision of prior years' tax estimates and other changes in valuation allowances, as shown in the table above, includes amounts for the reversal of reserves which the Company no longer believes are necessary, other changes in prior years' tax estimates and changes in valuation allowances with respect to deferred income tax assets. Generally, the reversal of reserves relates to the expiration of the relevant statute of limitations with respect to certain income tax returns or the resolution of specific income tax matters with the relevant tax authorities. For the year ended December 31, 1999, the reversal of reserves which the Company believes are no longer necessary resulted in a credit to the income tax provision of $4.1 million. There were no reversals of reserves for the years ended December 31, 1998 and 1997.

      The components of the Company's net deferred income tax assets (liabilities) are as follows (in millions):


                                                                                                 DECEMBER 31,
                                                                                            -----------------------
                                                                                               1999        1998
                                                                                            ----------  -----------
Deferred income tax assets:
   Loss and credit carryforwards..........................................................  $   136.5   $    114.7
   Timber and timberlands.................................................................          -         37.4
   Other..................................................................................       17.9         10.9
   Valuation allowances...................................................................      (47.6)       (47.8)
                                                                                            ----------  -----------
      Total deferred income tax assets, net...............................................      106.8        115.2
                                                                                            ----------  -----------
Deferred income tax liabilities:
   Timber and timberlands.................................................................      (72.1)           -
   Property, plant and equipment..........................................................      (16.9)       (15.1)
   Inventories............................................................................      (10.4)        (9.9)
   Other..................................................................................       (5.9)        (9.5)
                                                                                            ----------  -----------
      Total deferred income tax liabilities...............................................     (105.3)       (34.5)
                                                                                            ----------  -----------
Net deferred income tax assets............................................................  $     1.5   $     80.7
                                                                                            ==========  ===========


      Included in net deferred income tax assets as of December 31, 1999 is $88.9 million which relates to the benefit of loss and credit carryforwards, net of valuation allowances. The Company evaluated all appropriate factors to determine the proper valuation allowances for loss and credit carryforwards. These factors included any limitations concerning use of the carryforwards, the year the carryforwards expire and the levels of taxable income necessary for utilization. The Company has concluded that it will more likely than not generate sufficient taxable income to realize the benefit attributable to the loss and credit carryforwards for which valuation allowances were not provided based on estimated future taxable income and the estimated value of its timber and timberlands which is well in excess of its tax basis. As of December 31, 1999, the Company had a deferred income tax liability with respect to timber and timberlands of $72.1 million as compared to a deferred income tax asset of $37.4 million as of December 31, 1998. The deferred income tax liability resulted primarily from the sale of the Headwaters Timberlands during 1999.

      Included in the net deferred income tax assets listed above are $15.6 million and $72.9 million at December 31, 1999 and 1998, respectively, which are recorded pursuant to the tax allocation agreements with MAXXAM.

      The following table presents the estimated tax attributes for federal income tax purposes for the Company and its subsidiaries as of December 31, 1999, under the terms of the respective tax allocation agreements (dollar amounts in millions). The utilization of certain of these tax attributes is subject to limitations.


                                                                                                         EXPIRING
                                                                                                          THROUGH
                                                                                                        -----------
Regular Tax Attribute Carryforwards:
   Net operating losses...................................................................  $   373.3         2019
Alternative Minimum Tax Attribute Carryforwards:
   Net operating losses...................................................................  $   350.4         2019


      The income tax credit (provision) related to other comprehensive income for the years ended December 31, 1999, 1998 and 1997 was $0.2 million, $(0.3) million and $0.3 million, respectively.

8.    EMPLOYEE BENEFIT PLANS

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

      Pacific Lumber has an unfunded benefit plan for certain postretirement medical benefits which covers substantially all employees of Pacific Lumber. Participants of the plan are eligible for certain health care benefits upon retirement. Participants make contributions for a portion of the cost of their health care benefits. The expected costs of postretirement medical benefits are accrued over the period the employees provide services to the date of their full eligibility for such benefits.

      The following tables present the changes, status and assumptions of Pacific Lumber's pension and other postretirement benefit plans as of December 31, 1999 and 1998, respectively (in millions):


                                                                            PENSION BENEFITS   MEDICAL/LIFE BENEFITS
                                                                          -------------------- --------------------
                                                                                  YEARS ENDED DECEMBER 31,
                                                                          -----------------------------------------
                                                                            1999       1998      1999       1998
                                                                          ---------  --------- ---------  ---------
Change in benefit obligation:
   Benefit obligation at beginning of year..............................  $   34.3   $   28.9  $    5.0   $    5.0
   Service cost.........................................................       2.4        2.2       0.3        0.3
   Interest cost........................................................       2.5        2.2       0.4        0.3
   Plan participants' contributions.....................................         -          -       0.3        0.2
   Actuarial (gain) loss................................................      (4.8)       1.6      (0.7)      (0.5)
   Benefits paid........................................................      (0.7)      (0.6)     (0.4)      (0.3)
                                                                          ---------  --------- ---------  ---------
      Benefit obligation at end of year                                       33.7       34.3       4.9        5.0
                                                                          ---------  --------- ---------  ---------

Change in plan assets:
   Fair value of plan assets at beginning of year.......................      29.9       25.9         -          -
   Actual return on assets..............................................       5.7        3.5         -          -
   Employer contributions...............................................       2.2        1.1       0.1        0.1
   Plan participants' contributions.....................................         -          -       0.3        0.2
   Benefits paid........................................................      (0.7)      (0.6)     (0.4)      (0.3)
                                                                          ---------  --------- ---------  ---------
   Fair value of plan assets at end of year.............................      37.1       29.9         -          -
                                                                          ---------  --------- ---------  ---------

   Benefit obligation in excess of (less than) plan assets..............      (3.4)       4.4       4.9        5.0
   Unrecognized actuarial gain..........................................      12.8        4.4       2.1        1.5
   Unrecognized prior service costs.....................................      (0.8)      (0.9)        -          -
                                                                          ---------  --------- ---------  ---------
      Accrued benefit liability.........................................  $    8.6   $    7.9  $    7.0   $    6.5
                                                                          =========  ========= =========  =========



                                                            PENSION BENEFITS             MEDICAL/LIFE BENEFITS
                                                     ------------------------------  ------------------------------
                                                                        YEARS ENDED DECEMBER 31,
                                                     --------------------------------------------------------------
                                                       1999       1998      1997       1999      1998       1997
                                                     ---------  --------  ---------  --------- ---------  ---------
Components of net periodic benefit costs:
   Service cost....................................  $    2.4   $   2.2   $    1.9   $    0.3  $    0.3   $    0.3
   Interest cost...................................       2.5       2.2        1.9        0.4       0.3        0.4
   Expected return on assets.......................      (2.1)     (1.8)      (1.5)         -         -          -
   Amortization of prior service costs.............       0.1       0.1          -          -         -          -
   Recognized net actuarial gain...................         -         -          -       (0.1)     (0.1)      (0.1)
                                                     ---------  --------  ---------  --------- ---------  ---------
      Adjusted net periodic benefit costs..........  $    2.9   $   2.7   $    2.3   $    0.6  $    0.5   $    0.6
                                                     =========  ========  =========  ========= =========  =========



                                                            PENSION BENEFITS             MEDICAL/LIFE BENEFITS
                                                     ------------------------------  ------------------------------
                                                                        YEARS ENDED DECEMBER 31,
                                                     --------------------------------------------------------------
                                                       1999       1998      1997       1999      1998       1997
                                                     ---------  --------  ---------  --------- ---------  ---------
Weighted-average assumptions:
   Discount rate...................................    7.8%       7.0%      7.3%       7.8%      7.0%       7.3%
   Expected return on plan assets..................    8.0%       8.0%      8.0%         -         -          -
   Rate of compensation increase...................    5.0%       5.0%      5.0%       5.0%      5.0%       5.0%



      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates as of December 31, 1999 would have the following effects (in millions):


                                                                       1-PERCENTAGE-POINT              1-PERCENTAGE-POINT
                                                                            INCREASE                        DECREASE
                                                                   ---------------------------     ---------------------------
Effect on total of service and interest cost components.......              $    0.1                        $    (0.1)
Effect on the postretirement benefit obligations..............                   0.8                             (0.7)



      Employee Savings Plan
      Pacific Lumber's employees are eligible to participate in a defined contribution savings plan sponsored by MAXXAM. This plan is designed to enhance the existing retirement programs of participating employees. The cost to the Company of this plan was $1.4 million, $1.4 million and $1.5 million for the years ended December 31, 1999, 1998 and 1997, respectively.

      Workers' Compensation Benefits
      Pacific Lumber is self-insured for workers' compensation benefits, whereas Britt is insured for workers' compensation benefits by an outside party. Included in accrued compensation and related benefits and other noncurrent liabilities are accruals for workers' compensation claims amounting to $9.8 million and $10.8 million at December 31, 1999 and 1998, respectively. Workers' compensation expenses amounted to $3.9 million, $3.5 million and $4.7 million for the years ended December 31, 1999, 1998 and 1997, respectively.

9.    RELATED PARTY TRANSACTIONS

      MAXXAM provides the Company and certain of the Company's subsidiaries with accounting and data processing services. In addition, MAXXAM provides the Company with office space and various office personnel, insurance, legal, operating, financial and certain other services. MAXXAM's expenses incurred on behalf of the Company are reimbursed by the Company through payments consisting of (i) an allocation of the lease expense for the office space utilized by or on behalf of the Company and (ii) a reimbursement of actual out-of-pocket expenses incurred by MAXXAM, including, but not limited to, labor costs of MAXXAM personnel rendering services to the Company. Charges by MAXXAM for such services were $3.1 million, $3.5 million and $2.5 million for the years ended December 31, 1999, 1998 and 1997, respectively. The Company believes that the services being rendered are on terms not less favorable to the Company than those which would be obtainable from unaffiliated third parties.

10.   COMMITMENTS AND CONTINGENCIES

      Commitments
      Minimum rental commitments under operating leases at December 31, 1999 are as follows: years ending December 31, 2000--$4.6 million; 2001--$4.2 million; 2002--$3.3 million; 2003--$2.5 million; 2004--$1.5 million; thereafter--$3.0 million. Rental expense for operating leases was $4.2 million, $3.0 million and $2.0 million for the years ended December 31, 1999, 1998 and 1997, respectively.

      Contingencies
      Regulatory and environmental matters play a significant role in the Company's forest products business, which is subject to a variety of California and federal laws and regulations, as well as the HCP and SYP (defined below) and Pacific Lumber's 2000 timber operator's license, dealing with timber harvesting practices, threatened and, endangered species and habitat for such species, and air and water quality. As further described in Note 2 "Headwaters Transactions," on March 1, 1999, Pacific Lumber, including its subsidiaries and affiliates, and MAXXAM consummated the Headwaters Agreement with the United States and California. In addition to the transfer of the Headwaters Timberlands described in Note 2, a sustained yield plan (the "SYP") and a multiple-species habitat conservation plan (the "HCP") were approved and incidental take permits related to the HCP (the "PERMITS") were issued.

       The SYP complies with certain California Board of Forestry regulations requiring timber companies to project timber growth and harvest on their timberlands over a 100-year planning period and to demonstrate that their projected average annual harvest for any decade within a 100-year planning period will not exceed the average annual harvest level during the last decade of the 100-year planning period. The SYP is effective for 10 years (subject to review after five years) and may be amended by Pacific Lumber, subject to approval by the CDF. Revised SYPs will be prepared every decade that address the harvest level based upon reassessment of changes in the resource base and other factors. The HCP and the Permits allow incidental "take" of certain species located on the Company's timberlands which have been listed as endangered or threatened under the federal Endangered Species Act (the "ESA") and/or the California Endangered Species Act ("CESA") so long as there is no "jeopardy" to the continued existence of such species. The HCP identifies the measures to be instituted in order to minimize and mitigate the anticipated level of take to the greatest extent practicable. The SYP is also subject to certain of these provisions. The HCP and related Permits have a term of 50 years. The Company believes that the SYP and the HCP should in the long-term expedite the preparation and facilitate approval of its THPs, although the Company is experiencing difficulties in the THP approval process as it implements these agreements.

      Under the Federal Clean Water Act, the Environmental Protection Agency ("EPA") is required to establish total maximum daily load limits ("TMDLS") in water courses that have been declared to be "water quality impaired." The EPA and the North Coast Regional Water Quality Control Board are in the process of establishing TMDLs for 17 northern California rivers and certain of their tributaries, including certain water courses that flow within the Company's timberlands. The final TMDL requirements applicable to the Company's timberlands may require aquatic measures that are different from or in addition to the prescriptions to be developed pursuant to the watershed analysis process provided for in the HCP.

      Lawsuits are pending and threatened which seek to prevent the Company from implementing the HCP and/or the SYP, implementing certain of the Company's approved THPs or carrying out certain other operations. On December 2, 1997, two lawsuits were filed against the Company, certain of its subsidiaries and others:
Kristi Wrigley, et al. v. Charles Hurwitz, John Campbell, Pacific Lumber, MAXXAM Group Holdings Inc., Scotia Pacific Holding Company, MAXXAM Group Inc., MAXXAM Inc., Scotia Pacific Company LLC, et al. (the "WRIGLEY LAWSUIT") and Jennie Rollins, et al. v. Charles Hurwitz, John Campbell, Pacific Lumber, MAXXAM Group Holdings Inc., Scotia Pacific Holding Company, MAXXAM Group Inc., MAXXAM Inc., Barnum Timber Company, et al. (the "ROLLINS LAWSUIT"). These actions allege, among other things, that the defendants' logging practices have damaged the plaintiffs' properties and property values by contributing to landslides (Rollins lawsuit) and the destruction of certain watersheds (Wrigley lawsuit). The Company believes that it has strong factual and legal defenses with respect to these matters; however, there can be no assurance that they will not have a material adverse effect on its financial position, results of operations or liquidity. On March 31, 1999, an action entitled Environmental Protection Information Association, Sierra Club v. California Department of Forestry and Fire Protection, California Department of Fish and Game, The Pacific Lumber Company, Scotia Pacific Company LLC, Salmon Creek Corporation, et al. (the "EPIC-SYP/PERMITS LAWSUIT") was filed alleging various violations of the CESA and the California Environmental Quality Act ("CEQA"), and challenging, among other things, the validity and legality of the Permits issued by California and the SYP. On March 31, 1999, an action entitled United Steelworkers of America, AFL-CIO, CLC, and Donald Kegley v. California Department of Forestry and Fire Protection, The Pacific Lumber Company, Scotia Pacific Company LLC and Salmon Creek Corporation (the "USWA LAWSUIT") was filed also challenging the validity and legality of the SYP. The Company believes that appropriate procedures were followed throughout the public review and approval process concerning the HCP and the SYP, and the Company is working with the relevant state and federal agencies to defend these challenges. Although uncertainties are inherent in the final outcome of the EPIC-SYP/Permits lawsuit and the USWA lawsuit, the Company believes that the resolution of these matters should not result in a material adverse effect on its financial condition, results of operations or the ability to harvest timber. While the Company expects environmentally focused objections and lawsuits to continue, it believes that the HCP, the SYP and the Permits should enhance its position in connection with these continuing challenges and, over time, reduce or minimize such challenges.

11.   SUPPLEMENTAL CASH FLOW AND OTHER INFORMATION

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                     ------------------------------
                                                                                       1999      1998       1997
                                                                                     --------- ---------  ---------
                                                                                              (IN MILLIONS)
Supplemental information on non-cash investing and financing activities:
   Acquisition of assets subject to other liabilities..............................  $     -   $    0.8   $    9.4
   Deferral of interest on MAXXAM note receivable..................................      15.0       7.8          -

Supplemental disclosure of cash flow information:
   Interest paid, net of capitalized interest......................................  $   80.8  $   78.2   $   73.1
   Income taxes paid (refunded)....................................................         -       0.2        0.2
   Tax allocation payments to MAXXAM...............................................       1.8       0.2        0.4


12.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

      Summary quarterly financial information for the years ended December 31, 1999 and 1998 is as follows (in millions):


                                                                            THREE MONTHS ENDED
                                                        -----------------------------------------------------------
                                                          MARCH 31        JUNE 30      SEPTEMBER 30    DECEMBER 31
                                                        -------------  -------------  -------------- --------------
1999:
   Net sales..........................................  $       46.7   $       41.4   $        49.0  $        50.7
   Operating income (loss)............................          (1.5)          (3.4)           (3.9)           4.4
   Net income (loss)..................................         120.3          (10.8)          (19.3)           9.8

1998:
   Net sales..........................................  $       51.9   $       63.5   $        65.9  $        52.3
   Operating income...................................          10.1           14.7            12.8            3.0
   Income (loss) before extraordinary item............           0.9            3.7            (1.5)         (21.1)
   Extraordinary item, net............................             -              -           (41.8)             -
   Net income (loss)..................................           0.9            3.7           (43.4)         (21.0)



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

      Not applicable.


                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)   INDEX TO FINANCIAL STATEMENTS

      1.   FINANCIAL STATEMENTS (INCLUDED UNDER ITEM 8):

           Report of Independent Public Accountants
           Consolidated Balance Sheet at December 31, 1999 and 1998 Consolidated Statement of Operations for the Years Ended
              December 31, 1999, 1998 and 1997
           Consolidated Statement of Cash Flows for the Years Ended
              December 31, 1999, 1998 and 1997
           Consolidated Statement of Stockholder's Deficit
           Notes to Consolidated Financial Statements

      2.   FINANCIAL STATEMENT SCHEDULES:

           Schedule I - Condensed Financial Information of Registrant at December 31, 1999 and 1998 and for the Years Ended
              December 31, 1999, 1998 and 1997

           The Consolidated Financial Statements and Notes thereto of MAXXAM Inc., MAXXAM Group Inc. and Kaiser Aluminum Corporation are incorporated herein by reference and included as Exhibits 99.1, 99.2 and 99.3 hereto, respectively.

           All other schedules are inapplicable or the required information is included in the Consolidated Financial Statements or the Notes thereto.


(B)   REPORTS ON FORM 8-K

      On November 19, 1999, the Company filed a current report on Form 8-K (under Item 5) dated November 19, 1999, concerning the release from escrow of funds from the sale of the Headwaters Timberlands and the establishment of the SAR Account.

(C)   EXHIBITS

      Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 51), which index is incorporated herein by reference.


           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                           MAXXAM GROUP HOLDINGS INC.

                         BALANCE SHEET (UNCONSOLIDATED)
               (IN MILLIONS OF DOLLARS, EXCEPT SHARE INFORMATION)


                                                                                                   DECEMBER 31,
                                                                                               --------------------
                                                                                                 1999       1998
                                                                                               ---------  ---------
                                            ASSETS
Current assets:
   Cash and cash equivalents.................................................................. $    9.0   $    5.6
   Receivable from MAXXAM Inc.................................................................      6.8        6.1
                                                                                               ---------  ---------
      Total current assets....................................................................     15.8       11.7
Note receivable from MAXXAM Inc...............................................................    147.8      132.8
Deferred income taxes.........................................................................      9.9       10.1
Deferred financing costs......................................................................      2.7        3.5
                                                                                               ---------  ---------
                                                                                               $  176.2   $  158.1
                                                                                               =========  =========

                             LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
   Accounts payable and other accrued liabilities............................................. $    1.2   $    1.1
   Accrued interest...........................................................................      6.3        6.5
                                                                                               ---------  ---------
      Total current liabilities...............................................................      7.5        7.6
Note payable to MGI...........................................................................      4.6          -
Losses recognized in excess of investments in subsidiaries....................................     73.8      155.0
Long-term debt................................................................................    125.2      130.0
                                                                                               ---------  ---------
      Total liabilities.......................................................................    211.1      292.6
                                                                                               ---------  ---------
Stockholder's deficit:
   Common stock, $1.00 par value, 3,000 shares authorized, 1,000 shares issued................        -          -
   Additional capital.........................................................................    123.2      123.2
   Accumulated deficit........................................................................   (157.7)    (257.7)
   Accumulated other comprehensive loss - additional minimum pension liability................     (0.4)         -
                                                                                               ---------  ---------
      Total stockholder's deficit.............................................................    (34.9)    (134.5)
                                                                                               ---------  ---------
                                                                                               $  176.2   $  158.1
                                                                                               =========  =========


See notes to consolidated financial statements and accompanying notes.


     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                           MAXXAM GROUP HOLDINGS INC.

               CONDENSED STATEMENT OF OPERATIONS (UNCONSOLIDATED)
                            (IN MILLIONS OF DOLLARS)


                                                                                     YEARS ENDED DECEMBER 31,
                                                                               ------------------------------------
                                                                                  1999        1998         1997
                                                                               ----------  -----------  -----------
Investment, interest and other income......................................... $    17.7   $     14.4   $     13.8
Interest expense..............................................................     (16.4)       (16.4)       (16.4)
General and administrative expenses...........................................      (0.3)        (0.3)        (0.3)
Equity in earnings (loss) of subsidiaries.....................................      99.3        (56.1)        20.6
                                                                               ----------  -----------  -----------
Income (loss) before income taxes and extraordinary item......................     100.3        (58.4)        17.7
Credit (provision) in lieu of income taxes....................................      (0.3)         0.2          0.9
                                                                               ----------  -----------  -----------
Income (loss) before extraordinary item.......................................     100.0        (58.2)        18.6
Extraordinary item:
   Loss on early extinguishment of debt, net of income taxes..................         -         (1.6)           -
                                                                               ----------  -----------  -----------
Net income (loss)............................................................. $   100.0   $    (59.8)  $     18.6
                                                                               ==========  ===========  ===========


See notes to consolidated financial statements and accompanying notes.


     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                           MAXXAM GROUP HOLDINGS INC.

               CONDENSED STATEMENT OF CASH FLOWS (UNCONSOLIDATED)
                            (IN MILLIONS OF DOLLARS)


                                                                                        YEARS ENDED DECEMBER 31,
                                                                                     ------------------------------
                                                                                       1999      1998       1997
                                                                                     --------- ---------  ---------
Cash flows from operating activities:
   Net income (loss)...............................................................  $  100.0  $  (59.8)  $   18.6
   Adjustments to reconcile net income (loss) to net cash
      provided by (used for) operating activities:
      Extraordinary loss on early extinguishment of debt, net......................         -       1.6          -
      Amortization of deferred financing costs and
        discounts on long-term debt................................................       0.8       0.8        0.8
      Equity in loss (earnings) of subsidiaries....................................     (99.3)     56.1      (20.6)
      Dividends from subsidiaries..................................................      18.7      18.7        3.0
   Increase (decrease) in cash resulting from changes in:
      Receivable from MAXXAM Inc...................................................     (11.0)     (8.4)      (5.5)
      Accrued and deferred income taxes............................................       0.3      (0.1)      (0.8)
      Accrued interest and other liabilities.......................................      (6.1)     (0.1)       5.2
                                                                                     --------- ---------  ---------
      Net cash provided by operating activities....................................       3.4       8.8        0.7
                                                                                     --------- ---------  ---------

Cash flows from financing activities:
   Consent fees for early retirement of subsidiaries' debt.........................         -      (2.6)         -
   Dividends paid..................................................................         -      (2.5)         -
                                                                                     --------- ---------  ---------
      Net cash used for financing activities.......................................         -      (5.1)         -
                                                                                     --------- ---------  ---------

Net increase in cash and cash equivalents..........................................       3.4       3.7        0.7
Cash and cash equivalents at beginning of year.....................................       5.6       1.9        1.2
                                                                                     --------- ---------  ---------
Cash and cash equivalents at end of year...........................................  $    9.0  $    5.6   $    1.9
                                                                                     ========= =========  =========


See notes to consolidated financial statements and accompanying notes.



     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                          NOTES TO FINANCIAL STATEMENTS

1. DEFERRED INCOME TAXES

      The deferred income tax assets and liabilities reported in the accompanying unconsolidated balance sheet are determined by computing such amounts on a consolidated basis, as if MGHI files a consolidated tax return with all of its subsidiaries except Salmon Creek, and as if such corporations were never connected with MAXXAM, and then reducing such consolidated amounts by the amounts recorded by MGHI's subsidiaries, but excluding Salmon Creek, pursuant to their respective tax allocation agreements with MAXXAM. For taxable periods beginning after December 7, 1999, the computation includes Salmon Creek. A significant portion of MGHI's net deferred income tax assets relates to loss and credit carryforwards, net of valuation allowances. MGHI evaluated all appropriate factors to determine the proper valuation allowances for these carryforwards, including any limitations concerning their use, the year the carryforwards expire and the levels of taxable income necessary for utilization. Based on this evaluation, MGHI has concluded that it is more likely than not that it will realize the benefit of these carryforwards for which valuation allowances were not provided.

2. LONG-TERM DEBT

      See Note 6 to the Consolidated Financial Statements for a description of the MGHI Notes and MAXXAM Note.

3. SUPPLEMENTAL CASH FLOW INFORMATION


                                                                                YEARS ENDED DECEMBER 31,
                                                                       -----------------------------------------------
                                                                            1999          1998            1997
                                                                       --------------  ----------       --------------
                                                                                      (IN MILLIONS)

Supplemental information on non-cash investing and
     financing activities:
   Deferral of interest on MAXXAM note receivable..................     $     15.0       $      7.8      $           -

Supplemental disclosure of cash flow information:
   Interest paid...................................................     $     15.6       $     15.6      $         9.4


                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              MAXXAM GROUP HOLDINGS INC.


Date:   March 10, 2000        By:               /S/ CHARLES E. HURWITZ
                                   ---------------------------------------------
                                                  Charles E. Hurwitz
                                                Chairman of the Board

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:   March 10, 2000        By:               /S/ CHARLES E. HURWITZ
                                  ----------------------------------------------
                                                  Charles E. Hurwitz
                                          Chairman of the Board, President,
                                         Chief Executive Officer and Director

Date:   March 10, 2000        By:               /S/ PAUL N. SCHWARTZ
                                  ----------------------------------------------
                                                   Paul N. Schwartz
                                       Vice President, Chief Financial Officer
                                                     and Director
                                            (Principal Financial Officer)


Date:   March 10, 2000        By:                /S/ JOHN T. LA DUC
                                  ----------------------------------------------
                                                    John T. La Duc
                                             Vice President and Director


Date:   March 10, 2000        By:                /S/  ELIZABETH D. BRUMLEY
                                  ----------------------------------------------
                                                  Elizabeth D. Brumley
                                                       Controller
                                             (Principal Accounting Officer)


                                INDEX OF EXHIBITS


      EXHIBIT
      NUMBER                                                   DESCRIPTION
-----------------          -------------------------------------------------------------------------------------------------
       3.1                 Certificate of Incorporation of MAXXAM Group Holdings Inc. (the "Company" or "MGHI")
                           (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form
                           S-4 dated November 4, 1996; Registration No. 333-18723; the "Company's Form S-4")

       3.2                 Amended and Restated By-laws of the Company, adopted July 7, 1998 (incorporated herein by reference to Exhibit 3.2 to the Company's Form S-4)

       4.1                 Indenture, dated as of December 23, 1996 among the Company, as Issuer, MAXXAM Inc.
                           ("MAXXAM"), as Guarantor, and First Bank National Association, as Trustee ("MGHI
                           Indenture"),  regarding the Company's 12% Senior Secured Notes due 2003 (incorporated herein by reference to Exhibit 4.1 to the Company's Form S-4)

       4.2                 First Supplemental Indenture, dated as of July 8, 1998, to the MGHI Indenture (incorporated herein by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q/A of the Company for the quarter ended June 30, 1998; the "Company June 1998 Form 10-Q/A")

       4.3                 Second Supplemental Indenture, dated as of July 29, 1998, to the MGHI Indenture (incorporated herein by reference to Exhibit 4.5 to the Company June 1998 Form 10-Q/A)

       4.4                 Indenture, dated as of July 20, 1998, between Scotia Pacific Company LLC ("Scotia LLC") and State
                           Street Bank and Trust Company ("State Street") regarding Scotia LLC's Class A-1, Class A-2 and
                           Class A-3 Timber Collateralized Notes (the "Timber Note Indenture") (incorporated herein by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q/A of MAXXAM for the quarter ended
                           June 30, 1998; File No. 1-3924

       4.5                 First Supplemental Indenture, dated as of July 16, 1999, to the Timber Note Indenture
                           (incorporated herein by reference to Exhibit 4.1 to Scotia LLC's Quarterly Report on Form 10-Q
                           for the quarter ended June 30, 1999; File No. 333-63825;  the "Scotia LLC June 1999 Form
                           10-Q")

       4.6                 Second Supplemental Indenture, dated as of November 18, 1999, to the Timber Note Indenture
                           (incorporated herein by reference to Exhibit 99.3 to Scotia LLC's Report on Form 8-K dated
                           November 19, 1999; File No. 333-63825)

       4.7                 Deed of Trust, Security Agreement, Financing Statement Fixture Filing and Assignment of Proceeds,
                           dated as of July 20, 1998, among Scotia LLC, Fidelity National Title Insurance Company, as trustee, and State Street, as collateral agent (incorporated herein by reference to Exhibit 4.6 to Scotia
                           LLC's Registration Statement on Form S-4; Registration No. 333-63825; the "Scotia LLC Registration
                           Statement")

       4.8                 Credit Agreement, dated as of July 20, 1998, among Scotia LLC, the financial institutions party thereto and Bank of America National Trust and Savings Association, as agent (incorporated herein by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q/A of MAXXAM for the quarter ended
                           June 30, 1998; File No. 1-3924; the "MAXXAM June 1998 Form 10-Q")

       4.9                 First Amendment, dated as of July 16, 1999, to the Line of Credit Agreement among Scotia LLC, the financial institutions party thereto and Bank of America National Trust and Savings
                           Association, as agent (incorporated herein by reference to Exhibit 4.2 to the Scotia LLC June 1999
                           Form 10-Q)

       4.10                Amended and Restated Credit Agreement ("Pacific Lumber Credit Agreement") dated as of
                           December 18, 1998 between The Pacific Lumber Company ("Pacific Lumber") and Bank of
                           America National Trust and Savings Association (incorporated herein by reference to Exhibit 4.7 to the Company's Annual Report on Form 10-K dated December 31, 1998)

       *4.11               Amendment, dated as of January 31, 2000, to the Pacific Lumber Credit Agreement

                           Note: Pursuant to Regulation ss. 229.601, Item 601 (b)(4)(iii) of Regulation S-K, upon request of the Securities and Exchange Commission, the Company hereby agrees to furnish a copy of any unfiled instrument which defines the rights of holders of long-term debt of the Company and its consolidated subsidiaries (and for any of its unconsolidated subsidiaries for which financial statements are required to be filed) wherein the total amount of securities authorized thereunder does not exceed
                           10 percent of the total consolidated assets of the Company

       10.1                Tax Allocation Agreement dated as of December 23, 1996 between MGHI and MAXXAM (incorporated herein by reference to Exhibit 10.1 to the Company's Form S-4)

       10.2                Tax Allocation Agreement between MAXXAM Group Inc. ("MGI") and MAXXAM dated as of
                           August 4, 1993 (incorporated herein by reference to Exhibit 10.6 to Amendment No. 3 to the
                           Registration Statement on Form S-2 of MGI; Registration No. 33-64042; the "MGI Registration
                           Statement")

       10.3                Tax Allocation Agreement dated as of May 21, 1988 among MAXXAM, MGI, Pacific Lumber and the corporations signatory thereto (incorporated herein by reference to Exhibit 10.8 to Pacific
                           Lumber's Annual Report on Form 10-K for the fiscal year ended December 31, 1988; File No.
                           1-9204)

       10.4                Tax Allocation Agreement among Pacific Lumber, Scotia LLC, Salmon Creek Corporation
                           ("Salmon Creek") and MAXXAM dated as of  March 23, 1993 (incorporated herein by reference to Exhibit 10.1 to Amendment No. 3 to the Form S-1 Registration Statement of Scotia Pacific
                           Holding Company, Registration No. 33-55538)

       10.5                Tax Allocation Agreement between MAXXAM and Britt Lumber Co., Inc. ("Britt"), dated as of
                           July 3, 1990 (incorporated herein by reference to Exhibit 10.4 to Pacific Lumber's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

       10.6                Non-Negotiable Intercompany Note dated as of December 23, 1996 executed by MAXXAM in favor of the Company (incorporated herein by reference to Exhibit 10.8 to the Company's Form
                           S-4)

       10.7                Power Purchase Agreement dated as of January 17, 1986 between Pacific Lumber and Pacific Gas and
                           Electric Company (incorporated herein by reference to Exhibit 10(n) to Pacific Lumber's Registration
                           Statement on Form S-1, Registration No. 33-5549)

       10.8                New Master Purchase Agreement, dated as of July 20, 1998, between Scotia LLC and Pacific
                           Lumber (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q
                           of the Company for the quarter ended June 30, 1998; the "Company June 1998 Form 10-Q")

       10.9                New Services Agreement, dated as of July 20, 1998, between Pacific Lumber and Scotia LLC
                           (incorporated herein by reference to Exhibit 10.2 to the Company June 1998 Form 10-Q)

       10.10               New Additional Services Agreement, dated as of July 20, 1998, between Scotia LLC and Pacific
                           Lumber (incorporated herein by reference to Exhibit 10.3 to the Company June 1998 Form 10-Q)

       10.11               New Reciprocal Rights Agreement, dated as of July 20, 1998, among Pacific Lumber, Scotia LLC and Salmon Creek Corporation (incorporated herein by reference to Exhibit 10.4 to the Company
                           June 1998 Form 10-Q)

       10.12               New Environmental Indemnification Agreement, dated as of July 20, 1998, between Pacific
                           Lumber and Scotia LLC (incorporated herein by reference to Exhibit 10.5 to the Company June
                           1998 Form 10-Q)

       10.13               Purchase and Services Agreement between Pacific Lumber and Britt dated as of March 23, 1993
                           (incorporated herein by reference to Exhibit 10.17 to Amendment No. 2 to the Form S-2
                           Registration Statement of Pacific Lumber; Registration Statement No. 33-56332)

       10.14               Implementation Agreement with Regard to Habitat Conservation Plan for the Properties of Pacific
                           Lumber, Scotia LLC and Salmon Creek dated as of February 1999 by and among The United States Fish and Wildlife Service, the National Marine Fisheries Service, the California Department of Fish and
                           Game ("CDF&G"), the California Department of Forestry and Fire Protection (the "CDF") and Pacific
                           Lumber, Salmon Creek and Scotia LLC (incorporated herein by reference to Exhibit 99.3 to Scotia
                           LLC's Form 8-K dated March 19, 1999; File No. 333- 63825; the "Scotia LLC March 19, 1999 Form 8-K")

       10.15               Agreement Relating to Enforcement of AB 1986 dated as of  February 25, 1999 by and among
                           The California Resources Agency, CDF&G, CDF, The California Wildlife Conservation Board,
                           Pacific Lumber, Salmon Creek and Scotia LLC (incorporated herein by reference to Exhibit 99.4 to the Scotia LLC March 19, 1999 Form 8-K)

       10.16               Habitat Conservation Plan dated as of February 1999 for the Properties of Pacific Lumber, Scotia
                           Pacific Holding Company and Salmon Creek (incorporated herein by reference to Exhibit 99.5 to the
                           Scotia LLC March 19, 1999 Form 8-K)

       10.17               Agreement for Transfer of Grizzly Creek and Escrow Instructions and Option Agreement dated as of
                           February 26, 1999 by and between Pacific Lumber and the State of California (incorporated herein by reference to Exhibit 99.6 to Scotia LLC's March 19, 1999 Form 8-K)

       10.18               Agreement for Transfer of Owl Creek and Escrow Instructions and Option Agreement dated as of February 26, 1999 by and between the Company and the State of California (incorporated herein by reference to Exhibit 99.7 to Scotia LLC's March 19, 1999 Form 8-K)

       10.19               Letter dated February 25, 1999 from the CDF to Pacific Lumber (incorporated herein by reference to Exhibit 99.8 to Scotia LLC's March 19, 1999 Form 8-K)

       10.20               Letter dated March 1, 1999 from the CDF to Pacific Lumber (incorporated herein by reference to Exhibit 99.9 to Scotia LLC's March 19, 1999 Form 8-K)

       10.21               Letter dated March 1, 1999 from the U.S. Department of the Interior Fish and Wildlife Service and
                           the U.S. Department of Commerce National Oceanic and Atmospheric Administration to Pacific Lumber,
                           Salmon Creek and the Company (incorporated herein by reference to Exhibit 99.10 to Scotia LLC's
                           March 19, 1999 Form 8-K)

       10.22               Escrow Agreement dated as of March 1, 1999 ("Escrow Agreement") among Pacific Lumber,
                           Salmon Creek and Citibank, N.A. (incorporated herein by reference to Exhibit 10.15 to Scotia
                           LLC's Annual Report on Form 10-K for the fiscal year ended December 31, 1999; File No. 333-
                           63825; "Scotia LLC's 1999 Form 10-K")

       10.23               Amendment to Escrow Agreement dated as of March 26, 1999 (incorporated herein by reference to Exhibit 10.16 to Scotia LLC's 1999 Form 10-K)

       10.24               Second Amendment to Escrow Agreement dated as of October 6, 1999 (incorporated herein by reference to Exhibit 10.1 to the Scotia LLC's Quarterly Report on Form 10-Q for the quarter ended September
                           30, 1999; Registration No. 333-63825)

       *27                 Financial Data Schedule

       *99.1               The consolidated financial statements and notes thereto of MAXXAM Inc. for the fiscal year ended December 31, 1999

       *99.2               The financial statements and notes thereto of MAXXAM Group Inc. for the fiscal year ended
                           December 31, 1999

       *99.3               The consolidated financial statements and notes thereto of Kaiser Aluminum Corporation for the fiscal year ended December 31, 1999

       *99.4               Item 7A of Kaiser Aluminum Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1999

---------------------------

* Included with this filing.
