Form 10-Q
period 2000-03-31
MAXXAM GROUP HOLDINGS INC
filed 2000-05-03
CIK 1029500

-------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                           ---------------------------


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                        Commission File Number 333-18723


                           MAXXAM GROUP HOLDINGS INC.
             (Exact name of Registrant as specified in its charter)



               DELAWARE                                    76-0518669
      (State or other jurisdiction                       (I.R.S. Employer
   of incorporation or organization)                 Identification Number)

       5847 SAN FELIPE, SUITE 2600
             HOUSTON, TEXAS                                   77057
  (Address of Principal Executive Offices)                 (Zip Code)


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

       Number of shares of common stock outstanding at May 1, 2000: 1,000


      REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

-------------------------------------------------------------------------------


                                TABLE OF CONTENTS


PART I.  -  FINANCIAL INFORMATION

         Item 1.           Financial Statements:
                           Consolidated Balance Sheet at March 31, 2000 and
                               December 31, 1999
                           Consolidated Statement of Operations for the three
                               months ended March 31, 2000 and 1999
                           Consolidated Statement of Cash Flows for the three
                               months ended March 31, 2000 and 1999
                           Condensed Notes to Consolidated Financial
                               Statements

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

         Item 1.           Legal Proceedings
         Item 6.           Exhibits and Reports on Form 8-K
         Signatures

APPENDIX A - GLOSSARY OF DEFINED TERMS


                   MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
               (IN MILLIONS OF DOLLARS, EXCEPT SHARE INFORMATION)


                                                                                          MARCH 31,   DECEMBER 31,
                                                                                            2000          1999
                                                                                        ------------- -------------
                                                                                         (UNAUDITED)
                                        ASSETS
Current assets:
   Cash and cash equivalents........................................................... $      138.5  $      189.8
   Marketable securities...............................................................         46.9          43.8
   Receivables:
      Trade............................................................................         10.9          10.9
      Other............................................................................          2.3           9.1
   Inventories.........................................................................         42.9          44.6
   Prepaid expenses and other current assets...........................................         19.2          17.7
                                                                                        ------------- -------------
      Total current assets.............................................................        260.7         315.9
Timber and timberlands, net of accumulated depletion of $182.4 and
   $180.6, respectively................................................................        253.1         254.1
Property, plant and equipment, net of accumulated depreciation of $96.0 and
   $93.7, respectively.................................................................         99.1         100.4
Note receivable from MAXXAM Inc........................................................        155.9         147.8
Investment in Kaiser Aluminum Corporation..............................................         26.1          21.9
Deferred financing costs, net..........................................................         22.5          23.6
Deferred income taxes..................................................................         98.9         100.3
Restricted cash and marketable securities..............................................        128.5         158.9
Other assets...........................................................................          8.6           8.8
                                                                                        ------------- -------------
                                                                                        $    1,053.4  $    1,131.7
                                                                                        ============= =============

                         LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
   Accounts payable.................................................................... $        4.8  $        6.1
   Accrued interest....................................................................         14.5          34.5
   Accrued compensation and related benefits...........................................          7.6           3.7
   Deferred income taxes...............................................................          7.1           7.0
   Other accrued liabilities...........................................................          1.9           5.3
   Short-term borrowings and current maturities of long-term debt......................         39.3          16.0
                                                                                        ------------- -------------
      Total current liabilities........................................................         75.2          72.6
Long-term debt, less current maturities................................................        932.8         969.4
Deferred income taxes..................................................................         97.1          78.8
Other noncurrent liabilities...........................................................         24.8          45.8
                                                                                        ------------- -------------
      Total liabilities................................................................      1,129.9       1,166.6
                                                                                        ------------- -------------

Contingencies

Stockholder's deficit:
   Common stock, $1.00 par value; 3,000 shares authorized; 1,000 shares issued.........            -             -
   Additional capital..................................................................        168.2         123.2
   Accumulated deficit.................................................................       (244.3)       (157.7)
   Accumulated other comprehensive loss - additional minimum pension liability.........         (0.4)         (0.4)
                                                                                        ------------- -------------
      Total stockholder's deficit......................................................        (76.5)        (34.9)
                                                                                        ------------- -------------
                                                                                        $    1,053.4  $    1,131.7
                                                                                        ============= =============

The accompanying notes are an integral part of these financial statements.


                      CONSOLIDATED STATEMENT OF OPERATIONS
                            (IN MILLIONS OF DOLLARS)


                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                            -----------------------
                                                                                               2000        1999
                                                                                            ----------  -----------
                                                                                                  (UNAUDITED)
Net sales:
   Lumber and logs........................................................................  $    43.7   $     41.6
   Other..................................................................................        3.7          5.1
                                                                                            ----------  -----------
                                                                                                 47.4         46.7
                                                                                            ----------  -----------

Operating expenses:
   Cost of goods sold.....................................................................       33.1         39.8
   Selling, general and administrative expenses...........................................        4.0          3.5
   Depletion and depreciation.............................................................        4.6          4.9
                                                                                            ----------  -----------
                                                                                                 41.7         48.2
                                                                                            ----------  -----------

Operating income (loss)...................................................................        5.7         (1.5)

Other income (expense):
   Gain on sale of Headwaters Timberlands.................................................          -        239.8
   Equity in earnings (loss) of Kaiser Aluminum Corporation...............................        4.1        (13.5)
   Investment, interest and other income (expense), net...................................       10.8          8.2
   Interest expense.......................................................................      (20.2)       (20.6)
                                                                                            ----------  -----------
Income before income taxes and extraordinary item.........................................        0.4        212.4
Benefit (provision) in lieu of income taxes...............................................        1.6        (92.1)
                                                                                            ----------  -----------
Income before extraordinary item..........................................................        2.0        120.3
Extraordinary item:
   Gain on repurchase of debt, net of income tax provision of $1.0........................        1.4            -
                                                                                            ----------  -----------
Net income................................................................................  $     3.4   $    120.3
                                                                                            ==========  ===========

The accompanying notes are an integral part of these financial statements.

                   MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN MILLIONS OF DOLLARS)

                                                                                                THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                               --------------------
                                                                                                 2000       1999
                                                                                               ---------  ---------
                                                                                                    (UNAUDITED)
Cash flows from operating activities:
   Net income................................................................................. $    3.4   $  120.3
   Adjustments to reconcile net income to net cash used for operating activities:
      Depletion and depreciation..............................................................      4.6        4.9
      Gain on sale of Headwaters Timberlands..................................................        -     (239.8)
      Extraordinary gain on repurchase of debt................................................     (1.4)
      Equity in undistributed loss (earnings) of Kaiser Aluminum Corporation..................     (4.1)      13.5
      Amortization of deferred financing costs................................................      0.6        0.6
      Net purchases of marketable securities..................................................     (0.6)      (9.8)
      Net gain on marketable securities.......................................................     (2.5)      (2.3)
      Deferral of interest payment on note receivable from MAXXAM Inc.........................     (8.1)      (7.8)
   Increase (decrease) in cash resulting from changes in:
      Receivables.............................................................................      5.8        5.4
      Inventories, net of depletion...........................................................      1.5       13.1
      Prepaid expenses and other assets.......................................................     (1.4)      (0.1)
      Accounts payable........................................................................     (1.4)      (1.1)
      Accrued interest........................................................................    (20.1)     (19.8)
      Accrued and deferred income taxes.......................................................      0.7       92.1
      Other liabilities.......................................................................      0.6        0.1
      Long-term assets and long-term liabilities..............................................     (2.0)      (0.3)
                                                                                               ---------  ---------
        Net cash used for operating activities................................................    (24.4)     (31.0)
                                                                                               ---------  ---------

Cash flows from investing activities:
   Net proceeds from dispositions of property and investments.................................        -      299.9
   Capital expenditures.......................................................................     (1.9)     (12.4)
   Restricted cash withdrawals used to acquire timberlands....................................      0.3       10.3
                                                                                               ---------  ---------
        Net cash provided by (used for) investing activities..................................     (1.6)     297.8
                                                                                               ---------  ---------

Cash flows from financing activities:
   Net borrowings under revolving credit agreements...........................................     23.2          -
   Redemptions, repurchases of and principal payments on long-term debt.......................    (15.0)      (5.4)
   Restricted cash (deposits) withdrawals, net................................................     11.5     (287.9)
   Dividends paid to stockholder..............................................................    (45.0)         -
   Other......................................................................................        -       (0.3)
                                                                                               ---------  ---------
        Net cash used for financing activities................................................    (25.3)    (293.6)
                                                                                               ---------  ---------

Net decrease in cash and cash equivalents.....................................................    (51.3)     (26.8)
Cash and cash equivalents at beginning of period..............................................    189.8      150.8
                                                                                               ---------  ---------
Cash and cash equivalents at end of period.................................................... $  138.5   $  124.0
                                                                                               =========  =========

Supplemental disclosure of cash flow information:
   Interest paid, net of capitalized interest................................................. $   39.7   $   39.4

Supplemental disclosure of non-cash investing and financing activities:
   Repurchases of debt using restricted cash and marketable securities........................ $   18.6   $      -

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

      The consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 2000, the consolidated results of operations for the three months ended March 31, 2000 and 1999 and the consolidated cash flows for the three months ended March 31, 2000 and 1999. The Company is a wholly owned subsidiary of MAXXAM. Certain reclassifications of prior period information have been made to conform to the current presentation.

      There were no reconciling items between net income and comprehensive income in either of the three month periods ended March 31, 2000 and 1999

      SFAS No. 133 requires companies to recognize all derivative instruments as assets or liabilities in the balance sheet and to measure those instruments at fair value. SFAS No. 137 delayed the required implementation date of SFAS No. 133 to no later than January 1, 2001. Kaiser, the Company's equity investee, has hedging programs which use various derivative products to "lock-in" a price (or range of prices) for products sold or used so that earnings and cash flows are subject to a reduced risk of volatility. Under SFAS No. 133, Kaiser will be required to "mark-to-market" its hedging positions at the end of each period in advance of the period of recognition for the transactions to which the hedges relate. Kaiser will reflect changes in the fair value of its open hedging positions as an increase or reduction in stockholders' equity through comprehensive income. The impact of the changes in the fair value of Kaiser's hedging positions will be reversed from comprehensive income (net of any fluctuations in other "open" positions) and will be reflected in traditional net income upon occurrence of the transactions to which the hedges relate. Under the equity method of accounting which the Company follows in accounting for its investment in Kaiser, the Company will reflect its equity share of Kaiser's adjustments to stockholder's equity through comprehensive income.

2.    HEADWATERS TRANSACTIONS

      On March 1, 1999, the United States and California acquired the Headwaters Timberlands, approximately 5,600 acres of timberlands containing a significant amount of virgin old growth timber, from Salmon Creek and Pacific Lumber. Salmon Creek received $299.9 million for its 4,900 acres, and for its 700 acres, Pacific Lumber received the 7,700 acre Elk River Timberlands, which Pacific Lumber contributed to Scotia LLC in June 1999. See Note 7 below for a discussion of additional agreements entered into on March 1, 1999.

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

      Scotia LLC and Pacific Lumber also entered into agreements with California for the future sale of two timber properties known as the Owl Creek grove and the Grizzly Creek grove. Under these agreements, Scotia LLC would sell the Owl Creek grove to California, no later than June 30, 2001, for the lesser of the appraised fair market value or $79.7 million, and California must purchase from Pacific Lumber, no later than October 31, 2000, all or a portion of the Grizzly Creek grove for a purchase price determined based on fair market value, but not to exceed $20.0 million. California also has a five year option under these agreements to purchase additional property adjacent to the Grizzly Creek grove. The sale of the Owl Creek grove or Grizzly Creek grove will not be reflected in the Company's financial statements until each has been concluded.

3.    RESTRICTED CASH AND MARKETABLE SECURITIES

Cash and marketable securities include the following amounts which are restricted (in millions):


                                                                                         MARCH 31,    DECEMBER 31,
                                                                                           2000           1999
                                                                                       ------------- --------------
                                                                                        (UNAUDITED)
Current assets:
   Cash and cash equivalents:
      Amounts held as security for short positions in marketable securities..........  $       33.5  $        27.1
                                                                                       ------------- --------------

   Marketable securities, restricted:
      Amounts held in SAR Account....................................................          16.0           15.9
                                                                                       ------------- --------------

Long-term restricted cash and marketable securities:
   Amounts held in SAR Account.......................................................         141.6          153.2
   Amounts held in Prefunding Account................................................           3.0            3.3
   Other amounts restricted under the Timber Notes Indenture.........................           0.4            0.4
   Other long-term restricted cash...................................................           2.1            2.0
   Less: Amounts attributable to Timber Notes held in SAR Account....................         (18.6)             -
                                                                                       ------------- --------------
                                                                                              128.5          158.9
                                                                                       ------------- --------------

Total restricted cash and marketable securities......................................  $      178.0  $       201.9
                                                                                       ============= ==============


4.    INVENTORIES

      Inventories consist of the following (in millions):

                                                                                        MARCH 31,     DECEMBER 31,
                                                                                          2000            1999
                                                                                     --------------  --------------
                                                                                      (UNAUDITED)
Lumber.............................................................................  $        27.4   $       23.2
Logs...............................................................................           15.5           21.4
                                                                                     --------------  --------------
                                                                                     $        42.9   $       44.6
                                                                                     ==============  ==============

5.    INVESTMENT IN KAISER

      The Company owns the 27,938,250 Kaiser Shares, all of which are pledged as collateral for the MGHI Notes as of March 31, 2000. Kaiser operates in several principal aspects of the aluminum industry through the following business segments: bauxite and alumina, primary aluminum, flat-rolled products and engineered products. Kaiser uses a portion of its bauxite, alumina and primary aluminum production for additional processing at certain downstream facilities. Kaiser's common stock is publicly traded on the New York Stock Exchange under the trading symbol "KLU." The Kaiser Shares represent a 35.2% equity interest in Kaiser at March 31, 2000.

      The market value for the Kaiser Shares based on the price per share quoted at the close of business on April 28, 2000 was $118.7 million. There can be no assurance that such value would be realized should the Company dispose of its investment in the Kaiser Shares. The following tables contain summarized financial information of Kaiser (in millions).


                                                               MARCH 31,   DECEMBER 31,
                                                                 2000          1999
                                                             ------------- -------------
                                                              (UNAUDITED)
Current assets.............................................. $      936.1  $      973.9
Property, plant and equipment, net..........................      1,038.4       1,053.7
Other assets................................................      1,175.6       1,171.2
                                                             ------------- -------------
           Total assets..................................... $    3,150.1  $    3,198.8
                                                             ============= =============

Current liabilities......................................... $      610.4  $      637.9
Long-term debt, less current maturities.....................        979.1         972.5
Other liabilities...........................................      1,365.3       1,405.4
Minority interests..........................................        117.7         117.7
Stockholders' equity........................................         77.6          65.3
                                                             ------------- -------------
        Total liabilities and stockholders' equity.......... $    3,150.1  $    3,198.8
                                                             ============= =============



                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                      -----------------------
                                                                         2000        1999
                                                                      ----------  -----------
                                                                            (UNAUDITED)
Net sales...........................................................  $   565.7   $    479.4
Costs and expenses..................................................     (528.8)      (512.4)
Other expenses - net................................................      (18.3)       (26.4)
                                                                      ----------  -----------
Income (loss) before income taxes and minority interests............       18.6        (59.4)
Credit (provision) for income taxes.................................       (7.3)        20.2
Minority interests..................................................        0.4          1.0
                                                                      ----------  -----------
Net income (loss)...................................................       11.7        (38.2)
Dividends on preferred stock........................................          -            -
                                                                      ----------  -----------
Net income (loss) available to common stockholders..................  $    11.7   $    (38.2)
                                                                      ==========  ===========
Equity in earnings (loss) of Kaiser.................................  $     4.1   $    (13.5)
                                                                      ==========  ===========


6.    LONG-TERM DEBT

      Long-term debt consists of the following (in millions):


                                                                                          MARCH 31,   DECEMBER 31,
                                                                                            2000          1999
                                                                                        ------------- -------------
                                                                                         (UNAUDITED)
6.55% Scotia LLC Class A-1 Timber Collateralized Notes due July 20, 2028............... $      139.6  $      152.6
7.11% Scotia LLC Class A-2 Timber Collateralized Notes due July 20, 2028...............        243.2         243.2
7.71% Scotia LLC Class A-3 Timber Collateralized Notes due July 20, 2028...............        463.3         463.3
12% MGHI Senior Secured Notes due August 1, 2003.......................................        123.2         125.2
Other..................................................................................          1.2           1.1
                                                                                        ------------- -------------
                                                                                               970.5         985.4
Less: current maturities...............................................................        (16.2)        (16.0)
      Timber Notes held in SAR Account.................................................        (21.5)            -
                                                                                        ------------- -------------
                                                                                        $      932.8  $      969.4
                                                                                        ============= =============

      The amount attributable to the Timber Notes held in the SAR Account of $18.6 million reflected in Note 3 above represents the amount paid to acquire $21.5 million of principal amount of Timber Notes. This repurchase resulted in an extraordinary gain of $1.4 million, net of tax.

7.    CONTINGENCIES

      Regulatory and environmental matters play a significant role in the Company's forest products business, which is subject to a variety of California and federal laws and regulations, as well as the HCP and SYP and Pacific Lumber's 2000 timber operator's license, dealing with timber harvesting practices, threatened and endangered species and habitat for such species, and air and water quality. As further described in Note 2 "Headwaters Transactions," on March 1, 1999, Pacific Lumber, including its subsidiaries and affiliates, and MAXXAM consummated the Headwaters Agreement with the United States and California. In addition to the transfer of the Headwaters Timberlands described in Note 2, the SYP and the HCP were approved and the Permits were issued.

      The SYP complies with certain California Board of Forestry regulations requiring timber companies to project timber growth and harvest on their timberlands over a 100-year planning period and to demonstrate that their projected average annual harvest for any decade within a 100-year planning period will not exceed the average annual harvest level during the last decade of the 100-year planning period. The SYP is effective for 10 years (subject to review after five years) and may be amended by Pacific Lumber, subject to approval by the CDF. Revised SYPs will be prepared every decade that address the harvest level based upon reassessment of changes in the resource base and other factors. The HCP and the Permits allow incidental "take" of certain species located on the Company's timberlands which have been listed as endangered or threatened under the ESA and/or CESA so long as there is no "jeopardy" to the continued existence of such species. The HCP identifies the measures to be instituted in order to minimize and mitigate the anticipated level of take to the greatest extent practicable. The SYP is also subject to certain of these provisions. The HCP and related Permits have a term of 50 years. The Company believes that the SYP and the HCP should in the long-term expedite the preparation and facilitate approval of its THPs, although the Company is experiencing difficulties in the THP approval process as it implements these agreements.

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

      Lawsuits are pending and threatened which seek to prevent the Company from implementing the HCP and/or the SYP, implementing certain of the Company's approved THPs or carrying out certain other operations. On December 2, 1997, two lawsuits were filed against the Company, certain of its subsidiaries and others: the Wrigley lawsuit and the Rollins lawsuit. These actions allege, among other things, that the defendants' logging practices have damaged the plaintiffs' properties and property values by contributing to landslides (Rollins lawsuit) and the destruction of certain watersheds (Wrigley lawsuit). The Company believes that it has strong factual and legal defenses with respect to these matters; however, there can be no assurance that they will not have a material adverse effect on its financial position, results of operations or liquidity. On March 31, 1999, the EPIC-SYP/Permits lawsuit was filed alleging various violations of the CESA and the CEQA, and challenging, among other things, the validity and legality of the Permits issued by California and the SYP. On March 31, 1999, the USWA lawsuit was filed also challenging the validity and legality of the SYP. The Company believes that appropriate procedures were followed throughout the public review and approval process concerning the HCP and the SYP, and the Company is working with the relevant government agencies to defend these challenges. Although uncertainties are inherent in the final outcome of the EPIC-SYP/Permits lawsuit and the USWA lawsuit, the Company believes that the resolution of these matters should not result in a material adverse effect on its financial condition, results of operations or the ability to harvest timber. While the Company expects environmentally focused objections and lawsuits to continue, it believes that the HCP, the SYP and the Permits should enhance its position in connection with these continuing challenges and, over time, reduce or minimize such challenges.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following should be read in conjunction with the financial statements in Part I, Item 1 of this Report and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8. "Financial Statements and Supplementary Data" of the Form 10-K. Any capitalized terms used but not defined in this Item are defined in the "Glossary of Defined Terms" contained in Appendix A.

      This Quarterly Report on Form 10-Q contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this section, in Item 3. "Quantitative and Qualitative Disclosures About Market Risk," and in Part II. Item 1. "Legal Proceedings." Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward- looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements and changing prices and market conditions. This Form 10-Q and the Form 10-K identify other factors that could cause such differences between such forward-looking statements and actual results. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

RESULTS OF OPERATIONS

      The Company's wholly owned subsidiary, MGI, and its operating subsidiaries, Pacific Lumber and Britt, are engaged in forest products operations. The Company's business is somewhat seasonal, and its net sales have been historically higher in the months of April through November than in the months of December through March. Management expects that the Company's revenues and cash flows will continue to be markedly seasonal. Accordingly, the Company's results for any one quarter are not necessarily indicative of results to be expected for the full year.

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

      The following table presents selected operational and financial information for the three months ended March 31, 2000 and 1999.

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                        ---------------------------
                                                                                            2000          1999
                                                                                        ------------- -------------
                                                                                         (IN MILLIONS OF DOLLARS,
                                                                                        EXCEPT SHIPMENTS AND PRICES)
Shipments:
   Lumber: (1)
      Redwood upper grades.............................................................          3.5           7.8
      Redwood common grades............................................................         35.4          38.7
      Douglas-fir upper grades.........................................................          2.5           2.0
      Douglas-fir common grades........................................................         19.1          15.3
      Other............................................................................          3.0           2.5
                                                                                        ------------- -------------
        Total lumber...................................................................         63.5          66.3
                                                                                        ============= =============
   Wood chips (2)......................................................................         39.0          45.4
                                                                                        ============= =============

Average sales price:

   Lumber: (3)
      Redwood upper grades............................................................. $      1,615  $      1,418
      Redwood common grades............................................................          739           560
      Douglas-fir upper grades.........................................................        1,300         1,272
      Douglas-fir common grades........................................................          424           377
   Wood chips (4)......................................................................           62            80

Net sales:
   Lumber, net of discount............................................................. $       43.7  $       41.6
   Wood chips..........................................................................          2.4           3.6
   Cogeneration power..................................................................          0.6           0.6
   Other...............................................................................          0.7           0.9
                                                                                        ------------- -------------
        Total net sales................................................................ $       47.4  $       46.7
                                                                                        ============= =============
Operating income (loss)................................................................ $        5.7  $       (1.5)
                                                                                        ============= =============
Operating cash flow (5)................................................................ $       10.3  $        3.4
                                                                                        ============= =============
Income (loss) before income taxes and extraordinary item (6)........................... $        0.4  $      212.4
                                                                                        ============= =============
Net income (7)......................................................................... $        3.4  $      120.3
                                                                                        ============= =============
Capital expenditures................................................................... $        1.9  $       12.4
                                                                                        ============= =============

---------------------------
(1)   Lumber shipments are expressed in millions of board feet.
(2) Wood chip shipments are expressed in thousands of bone dry units of 2,400 pounds.
(3)   Dollars per thousand board feet.
(4)   Dollars per bone dry unit.
(5) Operating income before depletion and depreciation, also referred to as "EBITDA."
(6) 1999 results include a $239.8 million gain on the sale of the Headwaters Timberlands.
(7) 2000 results include an extraordinary gain of $1.4 million, net of tax, on the repurchase of Timber Notes.

      Net Sales
      Net sales for the 2000 first quarter increased from the 1999 first quarter due primarily to higher prices for both redwood and Douglas-fir lumber and due to higher shipments of Douglas-fir lumber. This improvement was offset somewhat by lower shipments of upper and common grade redwood lumber. The decrease in shipments is largely due to continuing reductions in the volume of logs available for the production of lumber products. The diminished supply of approved THPs continues to affect log supply. See "--Trends" for further discussion of the factors affecting the supply of approved THPs.

      Operating Income (Loss)
      The Company had operating income for the quarter ended March 31, 2000 as compared to an operating loss for the comparable 1999 quarter, primarily due to lower cost of sales and operations, as well as an increase in net sales discussed above. Cost of sales and operations were lower due to increased efficiencies at the sawmills and a reduction in logging costs.

      Income (Loss) Before Income Taxes
      Income before income taxes for the first quarter of 2000 decreased from the comparable prior year period, principally due to the gain on the sale of the Headwaters Timberlands of $239.8 million ($142.1 million net of deferred taxes) in March 1999. Excluding this gain, income before income taxes increased as a result of the improvement in operating income discussed above as well as higher equity in earnings from Kaiser.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See above for cautionary information with respect to such forward-looking statements.

      As of March 31, 2000, the Company and its subsidiaries had cash and marketable securities of $185.4 million as well as long-term restricted cash of $128.5 million. Short and long-term restricted cash and marketable securities includes $157.6 million held in the SAR Account (including $18.6 million of repurchased Timber Notes). The fair value of the SAR Account as of March 31, 2000 was $158.2 million.

      Long-term debt, excluding current maturities, was $932.8 million as of March 31, 2000 as compared to $969.4 million at December 31, 1999. The decrease in long-term debt was primarily due to the repurchase of $21.5 million principal amount of Timber Notes using $18.6 million of funds held in the SAR Account. In addition, long-term debt declined as a result of principal payments on the Timber Notes. On the January 20, 2000 note payment date for the Timber Notes, Scotia LLC had $2.2 million in cash available to pay the $31.5 million of interest due. Scotia LLC borrowed the remaining $29.3 million in funds under the Scotia LLC Line of Credit. In addition, Scotia LLC repaid $12.9 million of principal on the Timber Notes (an amount equal to Scheduled Amortization) using funds held in the SAR Account. As of March 31, 2000, $23.2 million was outstanding under the Scotia LLC Line of Credit.

      As of March 31, 2000, $34.1 million of borrowings was available under the Pacific Lumber Credit Agreement, no borrowings were outstanding and letters of credit outstanding amounted to $12.5 million.

      On March 23, 2000, the Company repurchased $2.0 million of the MGHI Notes, reducing the outstanding balance to $123.2 million at March 31, 2000. On April 12, 2000, an additional $2.5 million of MGHI Notes were repurchased by the Company.

      The indenture governing the MGHI Notes, among other things, restricts the ability of the Company to incur additional indebtedness and liens, engage in transactions with affiliates, pay dividends and make investments. During the three months ended March 31, 2000, the Company received an aggregate of $108.4 million in dividends from MGI, $90.0 million of which were made available using proceeds from the sale of the Headwaters Timberlands. The Company in turn paid a $45.0 million dividend to MAXXAM.

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

      The Company's forest products operations are conducted by MGI through Pacific Lumber and Britt. Regulatory and environmental matters play a significant role in Pacific Lumber's operations. See Note 7 to the Consolidated Financial Statements and Item 1. "Business - Forest Products Operations" of the Form 10-K for a discussion of these matters. Compliance with such laws, regulations and judicial and administrative interpretations, and related litigation have increased the cost of logging operations and at times have delayed or reduced harvest. The Company's forest products segment has also been adversely affected by a lack of available logs as a result of a severely diminished supply of available THPs. Prior to the consummation of the Headwaters Agreement on March 1, 1999, the reduced number of approved THPs was attributable to several factors, including a significantly reduced level of THPs submitted by Pacific Lumber to the CDF during the second half of 1998 and during the first two months of 1999. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Trends" of the Form 10-K for a discussion of other factors which affected THP submissions and approvals during the above time period.

      With the consummation of the Headwaters Agreement, Pacific Lumber has completed its work in connection with preparation of the Environmental Plans; however, significant additional work continues to be required in connection with their implementation. As a result of the implementation process, 1999 was a transition period for Pacific Lumber with respect to the filing and approval of its THPs. The transition period has continued into 2000. Pacific Lumber believes that the rate of submissions of THPs during 2000 will increase significantly. However, Pacific Lumber believes that the review and approval process for THPs through at least the second quarter of 2000 will continue to be slower than Pacific Lumber has historically experienced as Pacific Lumber, the CDF and other agencies continue to develop procedures for implementing the Environmental Plans. Nevertheless, Pacific Lumber anticipates that after a transition period, the implementation of the Environmental Plans will streamline the process of preparing THPs and potentially shorten the time to obtain approval of THPs.

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

      This item is not applicable for the Company and its subsidiaries; however, Kaiser, the Company's equity investee, utilizes hedging transactions to lock-in a specified price or range of prices for certain products which it sells or consumes and to mitigate its exposure to changes in foreign currency exchange rates. See Item 3. "Quantitative and Qualitative Disclosures about Market Risk" from Kaiser's Quarterly Report on Form 10-Q filed for the period ended March 31, 2000 included as Exhibit 99.1 hereto for information relative to Kaiser's hedging activities.


                           PART II. OTHER INFORMATION


ITEM 1.         LEGAL PROCEEDINGS

      Reference is made to Item 3 of the Form 10-K for information concerning material legal proceedings with respect to the Company. The following material developments have occurred with respect to such legal proceedings subsequent to the filing of the Form 10-K.

      TIMBER HARVESTING LITIGATION

      With respect to the Rollins lawsuit described in the Form 10-K, on April 26, 2000, the Court dismissed four of the plaintiffs' ten causes of action, including their allegations that the defendants had violated the California business and professions code.

      On March 10, 2000, the EPIC/THP 97-520 lawsuit was filed in the Superior Court of Humboldt County. Plaintiffs allege that the CDF violated the Forest Practices Act and the California Public Resources Code by approving an amendment to THP 97-520 (which covers approximately 700 acres of timberlands adjoining the Headwaters Timberlands) as a "minor" amendment. The plaintiffs seek an order requiring the CDF to withdraw its approval of the minor amendment to THP 97-520, and enjoining Pacific Lumber from harvesting under THP 97-520. It is impossible for Pacific Lumber to assess the potential impact of this matter in the short term, but it believes that an adverse outcome will not in the long term have a material adverse effect on its consolidated financial position, results of operations or liquidity.


ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

      A.   EXHIBITS:

           *27.1      Financial Data Schedule for the quarter ended March 31,
                      2000
           *99.1 Item 3. of Kaiser Aluminum Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000

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




                                      MAXXAM GROUP HOLDINGS INC.





Date: May 1, 2000        By:   /S/          PAUL N. SCHWARTZ
                                 -------------------------------
                                            Paul N. Schwartz
                                  Vice President, Chief Financial Officer
                                             and Director
                                      (Principal Financial Officer)




Date: May 1, 2000         By:  /S/       ELIZABETH D. BRUMLEY
                                 --------------------------------------
                                         Elizabeth D. Brumley
                                             Controller
                                    (Principal Accounting Officer)


                                                                      APPENDIX A


                            GLOSSARY OF DEFINED TERMS


Britt:  Britt Lumber Co., Inc., an indirect wholly owned subsidiary of MGI

CDF:  California Department of Forestry and Fire Protection

CEQA:  California Environmental Quality Act

CESA:  California Endangered Species Act

Company:  MAXXAM Group Holdings Inc., a wholly owned subsidiary of MAXXAM

Environmental Plans:  The HCP and the SYP

EPA:  Environmental Protection Agency

EPIC-SYP/Permits lawsuit: An action entitled Environmental Protection Information Association, Sierra Club v. California Department of Forestry and Fire Protection, California Department of Fish and Game, The Pacific Lumber Company, Scotia Pacific Company LLC, Salmon Creek Corporation, et al. (No. 99CS00639) filed March 31, 1999 in the Superior Court of Sacramento County

EPIC/THP 97-520 lawsuit: A lawsuit entitled Environmental Protection Information Center, Sierra Club v. California Department of Forestry and Fire Protection, Does I-X, Scotia Pacific Holding Company, Pacific Lumber Company and Does XI-XX (THP 520) (No. CV-000170) which was filed in the Superior Court of Humboldt County on March 10, 2000

ESA:  The federal Endangered Species Act

Forest Practice Act:  The California Forest Practice Act

Form 10-K: The Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1999

HCP: The habitat conservation plan covering multiple species approved on March 1, 1999 in connection with the consummation of the Headwaters Agreement

Headwaters Agreement: The September 28, 1996 agreement between Pacific Lumber, Scotia LLC, Salmon Creek, the United States and California which provided the framework for the acquisition by the United States and California of the Headwaters Timberlands

Headwaters Timberlands: Approximately 5,600 acres of Pacific Lumber timberlands consisting of two forest groves commonly referred to as the Headwaters Forest and the Elk Head Springs Forest which were sold to the United States and California on March 1, 1999

Kaiser: Kaiser Aluminum Corporation, an equity investee of the Company engaged in aluminum operations

Kaiser Shares: 27,938,250 shares of the common stock of Kaiser, all of which are pledged as collateral for the MGHI Notes

MAXXAM:  MAXXAM Inc.

MGHI Notes:  12% Senior Secured Notes of the Company due August 1, 2003

MGI:  MAXXAM Group Inc., a wholly owned subsidiary of the Company
Pacific Lumber:  The Pacific Lumber Company, a wholly-owned subsidiary of MGI

Pacific Lumber Credit Agreement: The revolving credit agreement between Pacific Lumber and a bank which provides for borrowings of up to $60.0 million, all of which may be used for revolving borrowings, $20.0 million of which may be used for standby letters of credit and $30.0 million of which may be used for timberland acquisitions.

Permits: The incidental take permits issued by the United States and California pursuant to the HCP

Prefunding Account: Restricted cash held in an account by the trustee under the indenture governing the Timber Notes to enable Scotia LLC to acquire timberlands

Rollins lawsuit: An action entitled Jennie Rollins, et al. v. Charles Hurwitz, John Campbell, Pacific Lumber, MAXXAM Group Holdings Inc., Scotia Pacific Holding Company, MAXXAM Group Inc., MAXXAM Inc., Barnum Timber Company (No. 9700400) filed on December 2, 1997 in the Superior Court of Humboldt County

Salmon Creek: Salmon Creek Company LLC, a wholly owned subsidiary of Pacific Lumber

SAR Account: Funds held in a reserve account to support principal payments on the Timber Notes

Scotia LLC: Scotia Pacific Company LLC, a limited liability company wholly owned by Pacific Lumber

Scotia LLC Line of Credit: The agreement between a group of lenders and Scotia LLC pursuant to which it may borrow in order to pay interest on the Timber Notes

SFAS No. 133: Statement of Financial Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities"

SFAS No. 137: Statement of Financial Standard No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of SFAS No. 133"

SYP: The sustained yield plan approved on March 1, 1999 in connection with the consummation of the Headwaters Agreement

THP: Timber harvesting plan required to be filed with and approved by the CDF prior to the harvesting of timber

Timber Notes: Scotia LLC's $867.2 million original aggregate principal amount of 6.55% Series B Class A-1 Timber Collateralized Notes, 7.11% Series B Class A-2 Timber Collateralized Notes and 7.71% Series B Class A-3 Timber Collateralized Notes due July 20, 2028

Timber Notes Indenture: The indenture governing the Timber Notes

TMDLs:  Total maximum daily load limits

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