Form 10-Q
period 2000-06-30
MAXXAM GROUP HOLDINGS INC
filed 2000-08-14
CIK 1029500

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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


      Number of shares of common stock outstanding at August 9, 2000: 1,000


      Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

--------------------------------------------------------------------------------


                                TABLE OF CONTENTS



PART I.  -  FINANCIAL INFORMATION

        Item 1.       Financial Statements:
                      Consolidated Balance Sheet at June 30, 2000 and
                           December 31, 1999
                      Consolidated Statement of Operations for the three and
                           six months ended June 30, 2000 and 1999
                      Consolidated Statement of Cash Flows for the six months
                           ended June 30, 2000 and 1999
                      Condensed Notes to Consolidated Financial Statements

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

        Item 1.       Legal Proceedings
        Item 6.       Exhibits and Reports on Form 8-K
        Signatures

APPENDIX A - GLOSSARY OF DEFINED TERMS


                   MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                 (IN MILLIONS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                                                        JUNE 30,      DECEMBER 31,
                                                                                          2000            1999
                                                                                     --------------  --------------
                                                                                      (UNAUDITED)
ASSETS

Current assets:
   Cash and cash equivalents.......................................................  $       103.9   $       189.8
   Marketable securities...........................................................           72.5            43.8
   Receivables:
      Trade........................................................................           11.9            10.9
      Other........................................................................            6.4             9.1
   Inventories.....................................................................           45.9            44.6
   Prepaid expenses and other current assets.......................................           21.4            17.7
                                                                                     --------------  --------------
      Total current assets.........................................................          262.0           315.9
Timber and timberlands, net of accumulated depletion of $184.7 and
   $180.6, respectively............................................................          252.5           254.1
Property, plant and equipment, net of accumulated depreciation of $98.5 and
   $93.7, respectively.............................................................           99.3           100.4
Note receivable from MAXXAM Inc....................................................          155.9           147.8
Investment in Kaiser Aluminum Corporation..........................................           29.9            21.9
Deferred financing costs, net......................................................           21.9            23.6
Deferred income taxes..............................................................           98.6           100.3
Restricted cash and marketable securities..........................................          129.1           158.9
Other assets.......................................................................            8.5             8.8
                                                                                     --------------  --------------
                                                                                     $     1,057.7   $     1,131.7
                                                                                     ==============  ==============

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
   Accounts payable................................................................  $         6.4   $         6.1
   Accrued interest................................................................           33.2            34.5
   Accrued compensation and related benefits.......................................            9.3             3.7
   Deferred income taxes...........................................................            7.1             7.0
   Other accrued liabilities.......................................................            1.4             5.3
   Short-term borrowings and current maturities of long-term debt..................           21.8            16.0
                                                                                     --------------  --------------
      Total current liabilities....................................................           79.2            72.6
Long-term debt, less current maturities............................................          928.1           969.4
Deferred income taxes..............................................................           96.5            78.8
Other noncurrent liabilities.......................................................           25.5            45.8
                                                                                     --------------  --------------
      Total liabilities............................................................        1,129.3         1,166.6
                                                                                     --------------  --------------

Contingencies

Stockholder's deficit:
   Common stock, $1.00 par value; 3,000 shares authorized; 1,000 shares issued.....              -               -
   Additional capital..............................................................          168.2           123.2
   Accumulated deficit.............................................................         (239.4)         (157.7)
   Accumulated other comprehensive loss - additional minimum pension liability.....           (0.4)           (0.4)
                                                                                     --------------  --------------
      Total stockholder's deficit..................................................          (71.6)          (34.9)
                                                                                     --------------  --------------
                                                                                     $     1,057.7   $     1,131.7
                                                                                     ==============  ==============

The accompanying notes are an integral part of these financial statements.

                   MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                            (IN MILLIONS OF DOLLARS)

                                                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                          JUNE 30,                 JUNE 30,
                                                                   -----------------------  -----------------------
                                                                      2000         1999        2000        1999
                                                                   -----------  ----------  ----------  -----------
                                                                                      (UNAUDITED)
Net sales:
   Lumber and logs...............................................  $     51.0   $    36.6   $    94.7   $     78.2
   Other.........................................................         4.9         4.8         8.6          9.9
                                                                   -----------  ----------  ----------  -----------
                                                                         55.9        41.4       103.3         88.1
                                                                   -----------  ----------  ----------  -----------

Operating expenses:
   Cost of goods sold............................................        38.7        36.2        71.8         76.0
   Selling, general and administrative expenses..................         3.8         4.4         7.8          7.9
   Depletion and depreciation....................................         4.9         4.2         9.5          9.1
                                                                   -----------  ----------  ----------  -----------
                                                                         47.4        44.8        89.1         93.0
                                                                   -----------  ----------  ----------  -----------

Operating income (loss)..........................................         8.5        (3.4)       14.2         (4.9)

Other income (expense):
   Gain on sale of Headwaters Timberlands........................           -           -           -        239.8
   Equity in earnings (loss) of Kaiser Aluminum
      Corporation................................................         3.9        (5.6)        8.0        (19.1)
   Investment, interest and other income (expense), net..........        13.2        15.2        24.0         23.4
   Interest expense..............................................       (19.9)      (20.6)      (40.1)       (41.2)
                                                                   -----------  ----------  ----------  -----------
Income (loss) before income taxes and extraordinary item.........         5.7       (14.4)        6.1        198.0
Benefit (provision) in lieu of income taxes......................        (0.8)        3.6         0.8        (88.5)
                                                                   -----------  ----------  ----------  -----------
Income (loss) before extraordinary item..........................         4.9       (10.8)        6.9        109.5
Extraordinary item:
   Gain on repurchase of debt, net of income tax
      provision of $1.0..........................................           -           -         1.4            -
                                                                   -----------  ----------  ----------  -----------
Net income (loss)................................................  $      4.9   $   (10.8)  $     8.3   $    109.5
                                                                   ===========  ==========  ==========  ===========


The accompanying notes are an integral part of these financial statements.


                   MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN MILLIONS OF DOLLARS)

                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                            -----------------------
                                                                                               2000        1999
                                                                                            ----------  -----------
                                                                                                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income.............................................................................  $     8.3   $    109.5
   Adjustments to reconcile net income to net cash used for operating activities:
      Depletion and depreciation..........................................................        9.5          9.1
      Gain on sale of Headwaters Timberlands..............................................          -       (239.8)
      Extraordinary gain on repurchase of debt............................................       (1.4)           -
      Equity in undistributed loss (earnings) of Kaiser Aluminum Corporation..............       (8.0)        19.1
      Amortization of deferred financing costs............................................        1.2          1.2
      Net purchases of marketable securities..............................................      (23.6)       (23.6)
      Net gain on marketable securities...................................................       (5.1)        (6.4)
      Deferral of interest payment on note receivable from MAXXAM Inc.....................       (8.1)           -
   Increase (decrease) in cash resulting from changes in:
      Receivables.........................................................................       (0.9)        (8.5)
      Inventories, net of depletion.......................................................       (1.5)        12.6
      Prepaid expenses and other assets...................................................       (3.7)        (0.6)
      Accounts payable....................................................................          -          3.3
      Accrued interest....................................................................       (1.4)        (0.1)
      Accrued and deferred income taxes...................................................       (0.3)        88.5
      Other liabilities...................................................................        1.9          0.7
      Long-term assets and long-term liabilities..........................................        1.0         (1.5)
                                                                                            ----------  -----------
        Net cash used for operating activities............................................      (32.1)       (36.5)
                                                                                            ----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net proceeds from dispositions of property and investments.............................        0.1        298.4
   Capital expenditures...................................................................       (6.0)       (17.6)
   Restricted cash withdrawals used to acquire timberlands................................        0.3         12.9
                                                                                            ----------  -----------
        Net cash provided by (used for) investing activities..............................       (5.6)       293.7
                                                                                            ----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under revolving credit agreements.......................................        5.6            -
   Redemptions, repurchases of and principal payments on long-term debt...................      (18.1)        (5.5)
   Restricted cash (deposits) withdrawals, net............................................        9.3       (290.2)
   Dividends paid to stockholder..........................................................      (45.0)           -
   Other..................................................................................          -         (0.2)
                                                                                            ----------  -----------
        Net cash used for financing activities............................................      (48.2)      (295.9)
                                                                                            ----------  -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS.................................................      (85.9)       (38.7)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..........................................      189.8        150.8
                                                                                            ----------  -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................................................  $   103.9   $    112.1
                                                                                            ==========  ===========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
   Interest paid, net of capitalized interest.............................................  $    40.3   $     40.1
   Tax allocation payments from MAXXAM....................................................        0.5            -

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Repurchases of debt using restricted cash and marketable securities....................  $    20.1   $        -

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

      The consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at June 30, 2000, the consolidated results of operations for the three and six months ended June 30, 2000 and 1999 and the consolidated cash flows for the six months ended June 30, 2000 and 1999. The Company is a wholly owned subsidiary of MAXXAM. Certain reclassifications of prior period information have been made to conform to the current presentation.

      There were no reconciling items between net income and comprehensive income in either of the three and six month periods ended June 30, 2000 and 1999.

      SFAS No. 133 requires companies to recognize all derivative instruments as assets or liabilities in the balance sheet and to measure those instruments at fair value. SFAS No. 137 delayed the required implementation date of SFAS No. 133 to no later than January 1, 2001. SFAS No. 138, which amends certain requirements of SFAS No. 133, was issued in June 2000. Kaiser, the Company's equity investee, has hedging programs which use various derivative products to "lock-in" a price (or range of prices) for products sold or used so that earnings and cash flows are subject to a reduced risk of volatility. Under SFAS Nos. 133 and 138, Kaiser will be required to "mark-to-market" its hedging positions at the end of each period in advance of the period of recognition for the transactions to which the hedges relate. Kaiser will reflect changes in the fair value of its open hedging positions as an increase or reduction in stockholders' equity through comprehensive income. The impact of the changes in the fair value of Kaiser's hedging positions will be reversed from comprehensive income (net of any fluctuations in other "open" positions) and will be reflected in traditional net income upon occurrence of the transactions to which the hedges relate. Under the equity method of accounting which the Company follows in accounting for its investment in Kaiser, the Company will reflect its equity share of Kaiser's adjustments to stockholder's equity through comprehensive income.

      SAB No. 101 provides interpretive guidance on the proper recognition, presentation and disclosure of revenues in financial statements. The Company believes its revenue recognition policies are in compliance with generally accepted accounting principles and the related interpretive guidance set forth in SAB No. 101; however, the Company is continuing to review these policies to determine if any modifications are required. The implementation date of SAB No. 101 has been extended to December 2000.

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

      Scotia LLC and Pacific Lumber also entered into agreements with California for the future sale of two timber properties known as the Owl Creek grove and the Grizzly Creek grove. Under these agreements, Scotia LLC would sell the Owl Creek grove to California, no later than June 30, 2001, for the lesser of the appraised fair market value or $79.7 million, and California must purchase from Pacific Lumber, no later than October 31, 2000, all or a portion of the Grizzly Creek grove for a purchase price determined based on fair market value, but not to exceed $20.0 million. California also has a five year option under these agreements to purchase additional property in the Grizzly Creek grove. The sale of the Owl Creek grove or Grizzly Creek grove will not be reflected in the Company's financial statements until each has been concluded.


3.    RESTRICTED CASH AND MARKETABLE SECURITIES


Cash and marketable securities include the following amounts which are restricted (in millions):



                                                                                         JUNE 30,     DECEMBER 31,
                                                                                           2000           1999
                                                                                       ------------- --------------
Current assets:
   Cash and cash equivalents:
      Amounts held as security for short positions in marketable securities..........  $       34.7  $        27.1
                                                                                       ------------- --------------

   Marketable securities, restricted:
      Amounts held in SAR Account....................................................          16.0           15.9
                                                                                       ------------- --------------

Long-term restricted cash and marketable securities:
   Amounts held in SAR Account.......................................................         143.8          153.2
   Amounts held in Prefunding Account................................................           3.0            3.3
   Other amounts restricted under the Timber Notes Indenture.........................           0.3            0.4
   Other long-term restricted cash...................................................           2.1            2.0
   Less:  Amounts attributable to Timber Notes held in SAR Account...................         (20.1)             -
                                                                                       ------------- --------------
                                                                                              129.1          158.9
                                                                                       ------------- --------------

Total restricted cash and marketable securities......................................  $      179.8  $       201.9
                                                                                       ============= ==============


4.    INVENTORIES

      Inventories consist of the following (in millions):



                                                                      JUNE 30,          DECEMBER 31,
                                                                        2000                1999
                                                                   --------------      --------------
Lumber........................................................     $        28.2       $        23.2
LOGS..........................................................              17.7                21.4
                                                                   --------------      --------------
                                                                   $        45.9       $        44.6
                                                                   ==============      ==============

5.    INVESTMENT IN KAISER

      The Company owns the 27,938,250 Kaiser Shares, all of which are pledged as collateral for the MGHI Notes as of June 30, 2000. Kaiser operates in several principal aspects of the aluminum industry through the following business segments: bauxite and alumina, primary aluminum, flat-rolled products and engineered products. Kaiser uses a portion of its bauxite, alumina and primary aluminum production for additional processing at certain downstream facilities. Kaiser's common stock is publicly traded on the New York Stock Exchange under the trading symbol "KLU." The Kaiser Shares represent a 35.1% equity interest in Kaiser at June 30, 2000.

      The market value for the Kaiser Shares based on the price per share quoted at the close of business on August 9, 2000 was $120.5 million. There can be no assurance that such value would be realized should the Company dispose of its investment in the Kaiser Shares.

The following table contains summarized financial information of Kaiser (in millions).

                                                                    JUNE 30,      DECEMBER 31,
                                                                      2000            1999
                                                                 --------------  --------------
                                                                  (UNAUDITED)
Current assets.................................................  $       971.4   $       973.9
Property, plant and equipment, net.............................        1,078.1         1,053.7
Other assets...................................................        1,149.9         1,171.2
                                                                 --------------  --------------
           Total assets........................................  $     3,199.4   $     3,198.8
                                                                 ==============  ==============

Current liabilities............................................  $       639.0   $       637.9
Long-term debt, less current maturities........................          995.8           972.5
Other liabilities..............................................        1,358.8         1,405.4
Minority interests.............................................          117.1           117.7
Stockholders' equity...........................................           88.7            65.3
                                                                 --------------  --------------
        Total liabilities and stockholders' equity.............  $     3,199.4   $     3,198.8
                                                                 ==============  ==============


                                                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                         JUNE 30,                  JUNE 30,
                                                                  -----------------------  ------------------------
                                                                     2000         1999        2000         1999
                                                                  -----------  ----------  -----------  -----------
                                                                                     (UNAUDITED)
Net sales.......................................................  $    542.5   $   525.0    $1,108.2    $  1,004.4
Costs and expenses..............................................      (491.0)     (524.3)   (1,019.8)     (1,036.7)
Other income (expenses), net....................................       (34.7)      (26.2)      (53.0)        (52.6)
                                                                  -----------  ----------  ----------   -----------
Income (loss) before income taxes and minority interests........        16.8       (25.5)       35.4         (84.9)
Credit (provision) for income taxes.............................        (6.4)        8.6       (13.7)         28.8
Minority interests..............................................         0.6         1.2         1.0           2.2
                                                                  -----------  ----------  ----------   -----------
Net income (loss)...............................................        11.0       (15.7)       22.7         (53.9)
Dividends on preferred stock....................................           -           -           -             -
                                                                  -----------  ----------  ----------   -----------
Net income (loss) available to common stockholders..............  $     11.0   $   (15.7)  $    22.7    $    (53.9)
                                                                  ===========  ==========  ==========   ===========
Equity in earnings (loss) of Kaiser.............................  $      3.9   $    (5.6)  $     8.0    $    (19.1)
                                                                  ===========  ==========  ==========   ===========


6.    LONG-TERM DEBT

      Long-term debt consists of the following (in millions):


                                                                                        JUNE 30,      DECEMBER 31,
                                                                                          2000            1999
                                                                                     --------------  --------------
                                                                                      (UNAUDITED)
6.55% Scotia LLC Class A-1 Timber Collateralized Notes due July 20, 2028...........  $       139.6   $       152.6
7.11% Scotia LLC Class A-2 Timber Collateralized Notes due July 20, 2028...........          243.2           243.2
7.71% Scotia LLC Class A-3 Timber Collateralized Notes due July 20, 2028...........          463.3           463.3
12% MGHI Senior Secured Notes due August 1, 2003...................................          120.2           125.2
Other..............................................................................            1.0             1.1
                                                                                     --------------  --------------
                                                                                             967.3           985.4
Less: Current maturities...........................................................          (16.2)          (16.0)
      Timber Notes held in SAR Account.............................................          (23.0)              -
                                                                                     --------------  --------------
                                                                                     $       928.1   $       969.4
                                                                                     ==============  ==============

      The amount attributable to the Timber Notes held in the SAR Account of $20.1 million reflected in Note 3 above represents the amount paid to acquire $23.0 million of principal amount of Timber Notes. This repurchase resulted in an extraordinary gain of $1.4 million, net of tax.

7.    CONTINGENCIES

      Regulatory and environmental matters play a significant role in the Company's forest products business, which is subject to a variety of California and federal laws and regulations, as well as the HCP and SYP and Pacific Lumber's 2000 timber operator's license, dealing with timber harvesting practices, threatened and endangered species and habitat for such species, and air and water quality. As further described in Note 2 "Headwaters Transactions," on March 1, 1999, Pacific Lumber and MAXXAM consummated the Headwaters Agreement with the United States and California. In addition to the transfer of the Headwaters Timberlands described in Note 2, the SYP and the HCP were approved and the Permits were issued.

       The SYP complies with certain California Board of Forestry regulations requiring timber companies to project timber growth and harvest on their timberlands over a 100-year planning period and to demonstrate that their projected average annual harvest for any decade within a 100-year planning period will not exceed the average annual harvest level during the last decade of the 100-year planning period. The SYP is effective for 10 years (subject to review after five years) and may be amended by Pacific Lumber, subject to approval by the CDF. Revised SYPs will be prepared every decade that address the harvest level based upon reassessment of changes in the resource base and other factors. The HCP and the Permits allow incidental "take" of certain species located on the Company's timberlands which have been listed as endangered or threatened under the ESA and/or CESA so long as there is no "jeopardy" to the continued existence of such species. The HCP identifies the measures to be instituted in order to minimize and mitigate the anticipated level of take to the greatest extent practicable. The SYP is also subject to certain of these provisions. The HCP and related Permits have a term of 50 years. The Company believes that the SYP and the HCP should in the long- term expedite the preparation and facilitate approval of its THPs, although the Company is experiencing difficulties in the THP approval process as it implements these agreements.

      Under the Federal Clean Water Act, the EPA is required to establish TMDLs in water courses that have been declared to be "water quality impaired." The EPA and the North Coast Regional Water Quality Control Board are in the process of establishing TMDLs for 17 northern California rivers and certain of their tributaries, including nine water courses that flow within the Company's timberlands. The Company expects this process to continue into 2010. In the December 16, 1999 EPA report dealing with TMDLs on two of the nine water courses, the agency indicated that the requirements under the HCP would significantly address the sediment issues that resulted in TMDL requirements for these water courses. Nevertheless, establishment of the final TMDL requirements applicable to the Company's timberlands will be a lengthy process, and the final TMDL requirements applicable to the Company's timberlands may require aquatic protection measures that are different from or in addition to the prescriptions to be developed pursuant to the watershed analysis process provided for in the HCP.

      Lawsuits are pending and threatened which seek to prevent the Company from implementing the HCP and/or the SYP, implementing certain of the Company's approved THPs or carrying out certain other operations. On December 2, 1997, the Wrigley lawsuit and the Rollins lawsuit were filed against the Company, certain of its subsidiaries and others. These actions allege, among other things, that the defendants' logging practices have damaged the plaintiffs' properties and property values by contributing to landslides (Rollins lawsuit) and the destruction of certain watersheds (Wrigley lawsuit). The Company believes that it has strong factual and legal defenses with respect to these matters; however, there can be no assurance that they will not have a material adverse effect on its financial position, results of operations or liquidity. On March 31, 1999, the EPIC-SYP/Permits lawsuit was filed alleging various violations of the CESA and the CEQA, and challenging, among other things, the validity and legality of the Permits issued by California and the SYP. On March 31, 1999, the USWA lawsuit was filed also challenging the validity and legality of the SYP. The Company believes that appropriate procedures were followed throughout the public review and approval process concerning the HCP and the SYP, and the Company is working with the relevant government agencies to defend these challenges. Although uncertainties are inherent in the final outcome of the EPIC-SYP/Permits lawsuit and the USWA lawsuit, the Company believes that the resolution of these matters should not result in a material adverse effect on its financial condition, results of operations or the ability to harvest timber. While the Company expects environmentally focused objections and lawsuits to continue, it believes that the HCP, the SYP and the Permits should enhance its position in connection with these continuing challenges and, over time, reduce or minimize such challenges.

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

RESULTS OF OPERATIONS

      The Company's wholly owned subsidiary, MGI, and its operating subsidiaries, Pacific Lumber and Britt, are engaged in forest products operations. The Company's business is somewhat seasonal, and its net sales have been historically higher in the months of April through November than in the months of December through March. Management expects that the Company's revenues and cash flows will continue to be seasonal. Accordingly, the Company's results for any one quarter are not necessarily indicative of results to be expected for the full year.

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

      The following table presents selected operational and financial information for the three and six months ended June 30, 2000 and 1999.


                                                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                          JUNE 30,                 JUNE 30,
                                                                   -----------------------  -----------------------
                                                                      2000         1999        2000        1999
                                                                   -----------  ----------  ----------  -----------
                                                                   (IN MILLIONS OF DOLLARS,  EXCEPT SHIPMENTS AND PRICES)
Shipments:
   Lumber: (1)
      Redwood upper grades.......................................          3.8         6.4         7.3         14.2
      Redwood common grades......................................         41.2        28.9        76.6         67.6
      Douglas-fir upper grades...................................          3.2         2.5         5.7          4.5
      Douglas-fir common grades..................................         19.8        12.4        38.9         27.7
      Other......................................................          1.7         1.9         4.7          4.4
                                                                    -----------  ----------  ----------  -----------
        Total lumber.............................................         69.7        52.1       133.2        118.4
                                                                    ===========  ==========  ==========  ===========
   Wood chips (2)................................................         45.5        31.2        84.5         76.6
                                                                    ===========  ==========  ==========  ===========

Average sales price:
   Lumber: (3)
      Redwood upper grades.......................................   $    1,830   $   1,499   $   1,728   $    1,454
      Redwood common grades......................................          759         625         750          588
      Douglas-fir upper grades...................................        1,342       1,322       1,324        1,299
      Douglas-fir common grades..................................          372         450         398          410
   Wood chips (4)................................................           69          74          66           78

Net sales:
   Lumber, net of discount.......................................   $     50.1   $    36.6   $    93.8   $     78.2
   Wood chips....................................................          3.2         2.3         5.6          5.9
   Cogeneration power............................................          1.0         0.7         1.6          1.3
   Other.........................................................          1.6         1.8         2.3          2.7
                                                                    -----------  ----------  ----------  -----------
        Total net sales..........................................   $     55.9   $    41.4    $  103.3   $     88.1
                                                                    ===========  ==========  ==========  ===========
Operating income (loss)..........................................   $      8.5   $    (3.4)   $   14.2   $     (4.9)
                                                                    ===========  ==========  ==========  ===========
Operating cash flow (5)..........................................   $     13.4   $     0.8    $   23.7   $      4.2
                                                                    ===========  ==========  ==========  ===========
Income (loss) before income taxes and extraordinary item (6).....   $      5.7   $   (14.4)   $    6.1   $    198.0
                                                                    ===========  ==========  ==========  ===========
Net income (loss) (7)............................................   $      4.9   $   (10.8)   $    8.3   $    109.5
                                                                    ===========  ==========  ==========  ===========
Capital expenditures.............................................   $      4.1   $     5.2    $    6.0   $     17.6
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

      Net Sales
      Net sales for the three and six month periods ended June 30, 2000 increased from the comparable 1999 periods. For the quarter, net sales increased primarily due to higher shipments of common grade redwood and Douglas-fir lumber and due to higher prices for redwood lumber. This improvement was offset somewhat by lower shipments of upper grade redwood lumber due to continuing reductions in the volume of logs available for the production of lumber products. The failure of government agencies to approve THPs in a timely manner continues to adversely affect log supply and disrupt the normal functioning of business operations. Net sales for the six months ended June 30, 2000 increased over the comparable prior year period due to higher prices for redwood lumber. While shipments for common grade redwood and for upper and common grade Douglas-fir lumber increased, this improvement was substantially offset by lower shipments of upper grade redwood lumber.

      Operating Income (Loss)
      The Company had an increase in operating income for the three and six months ended June 30, 2000 versus the comparable 1999 periods, primarily due to increases in net sales discussed above. In addition, costs of sales and operations as a percentage of net sales were lower due to increased efficiencies at the sawmills and a reduction in logging costs.

      Income (Loss) Before Income Taxes
      Income before income taxes for the quarter ended June 30, 2000 increased from the comparable 1999 period, primarily due to higher operating income discussed above as well as increased equity in earnings from Kaiser. Income before income taxes for the first half of 2000 decreased from the comparable prior year period, principally due to the gain on the sale of the Headwaters Timberlands of $239.8 million ($142.1 million net of deferred taxes) offset by the operating income discussed above and increased equity in earnings from Kaiser.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See above for cautionary information with respect to such forward-looking statements.

      As of June 30, 2000, the Company and its subsidiaries had cash and marketable securities, including short and long-term restricted amounts, of $305.5 million as well as long-term restricted cash of $129.1 million. Short and long- term restricted cash and marketable securities includes $159.8 million held in the SAR Account (including $20.1 million of repurchased Timber Notes). The fair value of the SAR Account, including the acquired Timber Notes, as of June 30, 2000 was $160.3 million.

      Long-term debt, excluding current maturities, was $928.1 million as of June 30, 2000 as compared to $969.4 million at December 31, 1999. The decrease in long-term debt was primarily due to the repurchase of $23.0 million principal amount of Timber Notes using $20.1 million of funds held in the SAR Account. In addition, long-term debt declined as a result of principal payments on the Timber Notes. On May 26, 2000, the Scotia LLC Line of Credit was extended for an additional year to July 15, 2001. As of June 30, 2000, $5.6 million was outstanding under the Scotia LLC Line of Credit which was subsequently paid on July 20, 2000. On the July 20, 2000 note payment date for the Timber Notes, Scotia LLC had $3.1 million in cash available to pay the $31.1 million of interest due. Scotia LLC borrowed the remaining $28.0 million in funds under the Scotia LLC Line of Credit. In addition, Scotia LLC repaid $2.9 million of principal on the Timber Notes using funds held in the SAR Account.

      As of June 30, 2000, $38.3 million of borrowings was available under the Pacific Lumber Credit Agreement, no borrowings were outstanding and letters of credit outstanding amounted to $12.6 million.

      During the six months ended June 30, 2000, the Company repurchased $5.0 million of MGHI Notes, reducing the outstanding balance to $120.2 million.

      The indenture governing the MGHI Notes, among other things, restricts the ability of the Company to incur additional indebtedness and liens, engage in transactions with affiliates, pay dividends and make investments. During the six months ended June 30, 2000, the Company received an aggregate of $108.4 million in dividends from MGI, $90.0 million of which were made available using proceeds from the sale of the Headwaters Timberlands. The Company in turn paid a $45.0 million dividend to MAXXAM.

      The Company anticipates that existing cash, cash equivalents, marketable securities, funds available from the SAR Account and available sources of financing will be sufficient to fund its working capital and capital expenditure requirements for the next year. With respect to long-term liquidity, although the Company believes that its existing cash and cash equivalents should provide sufficient funds to meet the working capital and capital expenditure requirements and the required debt service obligations for itself and its subsidiaries, until such time as Pacific Lumber has adequate cash flows from operations, and/or dividends from Scotia LLC, there can be no assurance that this will be the case. Furthermore, due to its highly leveraged condition, the Company is more sensitive than less leveraged companies to factors affecting its operations, including governmental regulation and litigation affecting its timber harvesting practices (see Note 7 to the Consolidated Financial Statements), increased competition from other lumber producers or alternative building products and general economic conditions.

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

      With the consummation of the Headwaters Agreement, Pacific Lumber has completed its work in connection with preparation of the Environmental Plans; however, significant additional work continues to be required in connection with their implementation. As a result of the implementation process, 1999 was a transition period for Pacific Lumber with respect to the filing and approval of its THPs. The transition period has continued into 2000. The rate of submissions and approvals of THPs during the six months ended June 30, 2000 is higher than that for 1999. However, monthly submissions and approvals continue to be slower than Pacific Lumber's expectations and slower than Pacific Lumber has historically experienced prior to 1998. This is because government agencies have failed to approve THPs in a timely manner. Nevertheless, Pacific Lumber anticipates that after a transition period, the implementation of the Environmental Plans will streamline the process of preparing THPs and potentially shorten the time to obtain approval of THPs.

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

      This item is not applicable for the Company and its subsidiaries; however, Kaiser, the Company's equity investee, utilizes hedging transactions to lock-in a specified price or range of prices for certain products which it sells or consumes and to mitigate its exposure to changes in foreign currency exchange rates. See Item 3. "Quantitative and Qualitative Disclosures about Market Risk" from Kaiser's Quarterly Report on Form 10-Q filed for the period ended March 31, 2000 included as Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q filed for the period ended March 31, 2000 for information relative to Kaiser's hedging activities.


                           PART II. OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

      Reference is made to Item 3 of the Form 10-K for information concerning material legal proceedings with respect to the Company. The following material developments have occurred with respect to such legal proceedings subsequent to the filing of the Form 10-K.

      TIMBER HARVESTING LITIGATION

      On March 10, 2000, the EPIC/THP 97-520 lawsuit was filed in the Superior Court of Humboldt County. Plaintiffs allege that the CDF violated the Forest Practices Act and the California Public Resources Code by approving an amendment to THP 97-520 (which covers approximately 700 acres of timberlands adjoining the Headwaters Timberlands) as a "minor" amendment. The plaintiffs seek an order requiring the CDF to withdraw its approval of the minor amendment to THP 97-520, and enjoining Pacific Lumber from harvesting under THP 97-520. In July 2000, the Court issued a preliminary injunction enjoining Pacific Lumber from harvesting under THP 97-520. It is impossible for the Company to assess the potential impact of this matter in the short term, but it believes that an adverse outcome in this matter will not in the long term have a material adverse effect on its consolidated financial position, results of operations or liquidity.

      With respect to the Rollins lawsuit described in the Form 10-K, on April 26, 2000, the Court dismissed four of the plaintiffs' ten causes of action, including their allegations that the defendants had violated the California business and professions code; on June 6, 2000, the Court dismissed another of the plaintiffs' causes of action; and on June 20, 2000, the Court granted summary judgment in favor of the defendants with respect to the plaintiffs' claim for punitive damages.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

      A.   EXHIBITS:

           *27        Financial Data Schedule for the six months ended
                      June 30, 2000

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



                                       MAXXAM GROUP HOLDINGS INC.





Date: August 10, 2000           By:     /S/  PAUL N. SCHWARTZ
                                   -----------------------------------
                                           Paul N. Schwartz
                                  Vice President, Chief Financial Officer
                                              and Director
                                       (Principal Financial Officer)




Date: August 10, 2000           By:     /S/  ELIZABETH D. BRUMLEY
                                   -------------------------------------
                                          Elizabeth D. Brumley
                                               Controller
                                      (Principal Accounting Officer)


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

CEQA:  California Environmental Quality Act

CESA:  California Endangered Species Act

Company:  MAXXAM Group Holdings Inc., a wholly owned subsidiary of MAXXAM

Environmental Plans:  The HCP and the SYP

EPA:  Environmental Protection Agency

EPIC-SYP/Permits lawsuit: An action entitled Environmental Protection Information Association, Sierra Club v. California Department of Forestry and Fire Protection, California Department of Fish and Game, The Pacific Lumber Company, Scotia Pacific Company LLC, Salmon Creek Corporation, et al. (No. 99CS00639) filed on March 31, 1999 in the Superior Court of Sacramento County

EPIC/THP 97-520 lawsuit: A lawsuit entitled Environmental Protection Information Center, Sierra Club v. California Department of Forestry and Fire Protection, Does I-X, Scotia Pacific Holding Company, Pacific Lumber Company and Does XI-XX (THP 520) (No. CV-000170) filed on March 10, 2000 in the Superior Court of Humboldt County

ESA:  The federal Endangered Species Act

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

Permits: The incidental take permits issued by the United States and California pursuant to the HCP

Prefunding Account: Restricted cash held in an account by the trustee under the indenture governing the Timber Notes to enable Scotia LLC to acquire timberlands

Rollins lawsuit: An action entitled Jennie Rollins, et al. v. Charles Hurwitz, John Campbell, Pacific Lumber, MAXXAM Group Holdings Inc., Scotia Pacific Holding Company, MAXXAM Group Inc., MAXXAM Inc., Barnum Timber Company (No. 9700400) filed on December 2, 1997 in the Superior Court of Humboldt County

Salmon Creek:  Salmon Creek LLC, a wholly owned subsidiary of Pacific Lumber

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

SFAS No. 137: Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of SFAS No. 133"

SFAS No. 138: Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133"

SYP: The sustained yield plan approved on March 1, 1999 in connection with the consummation of the Headwaters Agreement

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

TMDLs:  Total maximum daily load limits

USWA lawsuit: An action entitled United Steelworkers of America, AFL-CIO, CLC, and Donald Kegley v. California Department of Forestry and Fire Protection, The Pacific Lumber Company, Scotia Pacific Company LLC and Salmon Creek Corporation (No. 99CS00626) filed on March 31, 1999 in the Superior Court of Sacramento County

Wrigley lawsuit: An action entitled Kristi Wrigley, et al. v. Charles Hurwitz, John Campbell, Pacific Lumber, MAXXAM Group Holdings Inc., Scotia Pacific Holding Company, MAXXAM Group Inc., MAXXAM Inc., Scotia Pacific Company LLC and Federated Development Company (No. 9700399) filed on December 2, 1997 in the Superior Court of Humboldt County