Form 10-Q
period 2000-09-30
MAXXAM GROUP HOLDINGS INC
filed 2000-11-09
CIK 1029500

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
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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
Yes /X/   No /  /

     Number of shares of common stock outstanding at November 6, 2000: 1,000

      REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A)
AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED
DISCLOSURE FORMAT.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I.  -  FINANCIAL INFORMATION

        Item 1.       Financial Statements:
                      Consolidated Balance Sheet at September 30, 2000 and December 31, 1999
                      Consolidated Statement of Operations for the three and nine months ended
                           September 30, 2000 and 1999
                      Consolidated Statement of Cash Flows for the nine months ended
                           September 30, 2000 and 1999
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
        Item 6.       Exhibits and Reports on Form 8-K
        Signatures

APPENDIX A - GLOSSARY OF DEFINED TERMS

                   MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                 (IN MILLIONS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                                                      SEPTEMBER 30,   DECEMBER 31,
                                                                                          2000            1999
                                                                                     --------------  --------------
                                                                                      (UNAUDITED)
ASSETS

Current assets:
   Cash and cash equivalents.......................................................  $        88.3   $       189.8
   Marketable securities...........................................................           61.1            43.8
   Receivables:
      Trade........................................................................           11.8            10.9
      Other........................................................................            2.9             9.1
   Inventories.....................................................................           58.4            44.6
   Prepaid expenses and other current assets.......................................           23.0            17.7
                                                                                     --------------  --------------
      Total current assets.........................................................          245.5           315.9
Timber and timberlands, net of accumulated depletion of $187.9 and
   $180.6, respectively............................................................          250.5           254.1
Property, plant and equipment, net of accumulated depreciation of $100.3 and
   $93.7, respectively.............................................................          101.0           100.4
Note receivable from MAXXAM Inc....................................................          164.5           147.8
Investment in Kaiser Aluminum Corporation..........................................           24.0            21.9
Deferred financing costs, net......................................................           20.9            23.6
Deferred income taxes..............................................................          104.5           100.3
Restricted cash and marketable securities..........................................          112.2           158.9
Other assets.......................................................................            8.0             8.8
                                                                                     --------------  --------------
                                                                                     $     1,031.1   $     1,131.7
                                                                                     ==============  ==============

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
   Accounts payable................................................................  $         6.0   $         6.1
   Accrued interest................................................................           14.1            34.5
   Accrued compensation and related benefits.......................................            9.6             3.7
   Deferred income taxes...........................................................            7.1             7.0
   Other accrued liabilities.......................................................            2.4             5.3
   Short-term borrowings and current maturities of long-term debt..................           42.4            16.0
                                                                                     --------------  --------------
      Total current liabilities....................................................           81.6            72.6
Long-term debt, less current maturities............................................          906.8           969.4
Deferred income taxes..............................................................          100.2            78.8
Other noncurrent liabilities.......................................................           25.7            45.8
                                                                                     --------------  --------------
      Total liabilities............................................................        1,114.3         1,166.6
                                                                                     --------------  --------------

Contingencies

Stockholder's deficit:
   Common stock, $1.00 par value; 3,000 shares authorized; 1,000 shares issued.....              -               -
   Additional capital..............................................................          123.2           123.2
   Accumulated deficit.............................................................         (206.6)         (157.7)
   Accumulated other comprehensive income (loss)...................................            0.2            (0.4)
                                                                                     --------------  --------------
      Total stockholder's deficit..................................................          (83.2)          (34.9)
                                                                                     --------------  --------------
                                                                                     $     1,031.1   $     1,131.7
                                                                                     ==============  ==============

   The accompanying notes are an integral part of these financial statements.

                   MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                            (IN MILLIONS OF DOLLARS)

                                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                                            --------------------------- ---------------------------
                                                                2000          1999          2000          1999
                                                            ------------  ------------- ------------- -------------
                                                                                  (UNAUDITED)

Net sales:
   Lumber and logs........................................  $      43.0   $       42.4  $      137.7  $      120.6
   Other..................................................          6.4            6.6          15.0          16.5
                                                            ------------  ------------- ------------- -------------
                                                                   49.4           49.0         152.7         137.1
                                                            ------------  ------------- ------------- -------------

Operating expenses:
   Cost of goods sold.....................................         40.5           45.3         112.3         121.3
   Selling, general and administrative expenses...........          3.5            3.8          11.3          11.6
   Depletion and depreciation.............................          5.3            3.8          14.8          13.0
                                                            ------------  ------------- ------------- -------------
                                                                   49.3           52.9         138.4         145.9
                                                            ------------  ------------- ------------- -------------

Operating income (loss)...................................          0.1           (3.9)         14.3          (8.8)

Other income (expense):
   Gain on sale of Headwaters Timberlands.................            -              -             -         239.8
   Equity in earnings (loss) of Kaiser Aluminum
      Corporation.........................................         (5.9)         (13.8)          2.1         (32.9)
   Investment, interest and other income (expense), net...         10.6           10.1          34.6          33.5
   Interest expense.......................................        (19.7)         (20.9)        (59.8)        (62.1)
                                                            ------------  ------------- ------------- -------------
Income (loss) before income taxes.........................        (14.9)         (28.5)         (8.8)        169.5
Credit (provision) in lieu of income taxes................          2.1            9.2           2.9         (79.3)
                                                            ------------  ------------- ------------- -------------
Income (loss) before extraordinary item...................        (12.8)         (19.3)         (5.9)         90.2
Extraordinary item:
   Gain on repurchase of debt, net of
      income tax provision of $0.3 and $1.3, respectively.          0.6              -           2.0             -
                                                            ------------  ------------- ------------- -------------
Net income (loss).........................................  $     (12.2)  $      (19.3) $       (3.9) $       90.2
                                                            ============  ============= ============= =============

   The accompanying notes are an integral part of these financial statements.

                   MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN MILLIONS OF DOLLARS)

                                                                                             NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                        ---------------------------
                                                                                            2000          1999
                                                                                        ------------- -------------
                                                                                                (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)................................................................... $       (3.9) $       90.2
   Adjustments to reconcile net income (loss) to net cash used for operating activities:
      Depletion and depreciation.......................................................         14.8          13.0
      Gain on sale of Headwaters Timberlands...........................................            -        (239.8)
      Extraordinary gain on repurchase of debt, net....................................         (2.0)            -
      Equity in undistributed loss (earnings) of Kaiser Aluminum Corporation...........         (2.1)         32.9
      Amortization of deferred financing costs.........................................          1.7           1.8
      Net purchases of marketable securities...........................................         (6.1)        (17.4)
      Net gain on marketable securities................................................        (11.1)         (9.3)
      Deferral of interest payment on note receivable from MAXXAM Inc..................        (16.7)        (12.2)
   Increase (decrease) in cash resulting from changes in:
      Receivables......................................................................          2.4          (1.4)
      Inventories, net of depletion....................................................        (13.6)          1.2
      Prepaid expenses and other assets................................................         (5.4)         (2.9)
      Accounts payable.................................................................         (0.6)          4.6
      Accrued interest.................................................................        (20.4)        (19.8)
      Accrued and deferred income taxes................................................         (2.4)         79.3
      Other accrued liabilities........................................................          3.2           1.2
      Long-term assets and long-term liabilities.......................................          1.2          (2.1)
                                                                                        ------------- -------------
        Net cash used for operating activities.........................................        (61.0)        (80.7)
                                                                                        ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net proceeds from dispositions of property and investments..........................          0.3         298.2
   Capital expenditures................................................................        (11.0)        (20.0)
   Restricted cash withdrawals used to acquire timberlands.............................          0.8          12.9
                                                                                        ------------- -------------
        Net cash provided by (used for) investing activities...........................         (9.9)        291.1
                                                                                        ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under revolving credit agreements....................................         25.9          21.6
   Redemption, repurchases of and principal payments on long-term debt.................        (21.8)         (8.3)
   Restricted cash withdrawals (deposits), net.........................................         10.3        (290.6)
   Dividends paid to stockholder.......................................................        (45.0)            -
   Other...............................................................................            -          (0.2)
                                                                                        ------------- -------------
        Net cash used for financing activities.........................................        (30.6)       (277.5)
                                                                                        ------------- -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS..............................................       (101.5)        (67.1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.......................................        189.8         150.8
                                                                                        ------------- -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD............................................. $       88.3  $       83.7
                                                                                        ============= =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid, net of capitalized interest.......................................... $       78.4  $       80.1
   Tax allocation payments from MAXXAM.................................................          0.5             -
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Repurchases of debt using restricted cash and marketable securities................. $       36.1  $          -

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
however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 2000, the consolidated results of operations for the three and nine months ended September 30, 2000 and
1999 and the consolidated cash flows for the nine months ended September 30,
2000 and 1999. The Company is a wholly owned subsidiary of MAXXAM. Certain reclassifications of prior period information have been made to conform to the current presentation.

      SFAS No. 133 requires companies to recognize all derivative instruments as assets or liabilities in the balance sheet and to measure those instruments at fair value. SFAS No. 137 delayed the required implementation date of SFAS No.
133 to no later than January 1, 2001. SFAS No. 138, which amends certain requirements of SFAS No. 133, was issued in September 2000. Kaiser, the
Company's equity investee, has hedging programs which use various derivative products to "lock-in" a price (or range of prices) for products sold or used so that earnings and cash flows are subject to a reduced risk of volatility. Under
SFAS Nos. 133 and 138, Kaiser will be required to "mark-to-market" its hedging positions at the end of each period in advance of the period of recognition for the transactions to which the hedges relate. Changes in the fair value of
Kaiser's open hedging positions resulting from the "mark-to-market" process will represent unrealized gains or losses. Such unrealized gains and losses may change based on prevailing market prices at each subsequent balance sheet date, until the transaction date occurs. Kaiser will reflect changes in the fair value of its open hedging positions as an increase or reduction in stockholders'
equity through either other comprehensive income or net income depending on the nature of the hedging instrument used and its effectiveness at offsetting changes in market prices for the hedged item. To the extent that changes in the fair value of Kaiser's hedging positions are initially recorded in other comprehensive income, such changes will be reversed from other comprehensive income (net of any fluctuations in other "open" positions) and will be reflected in traditional net income upon occurrence of the transactions to which the hedges relate. Under the equity method of accounting which the Company follows in accounting for its investment in Kaiser, the Company will reflect its equity share of Kaiser's adjustments to stockholder's equity through either other comprehensive income or traditional net income, as appropriate. As of September
30, 2000, the amount of the Company's other comprehensive income adjustments is not significant so there is not a significant difference between net income and comprehensive income. However, differences between comprehensive income and net income may become significant in future periods as a result of the impact of
SFAS Nos. 133 and 138 which is attributable to the Company recording its equity share of Kaiser's other comprehensive income and net income. In general, SFAS
Nos. 133 and 138 will result in material fluctuations in comprehensive income, net income and stockholder's equity in periods of price volatility.

      SAB No. 101 provides interpretive guidance on the proper recognition, presentation and disclosure of revenues in financial statements. The Company has reviewed its revenue recognition policies and determined that they are in compliance with generally accepted accounting principles and the related interpretive guidance set forth in SAB No. 101.

2.    HEADWATERS TRANSACTIONS

      On March 1, 1999, the United States and California acquired the Headwaters
Timberlands, approximately 5,600 acres of timberlands containing a significant amount of virgin old growth timber, from Salmon Creek and Pacific Lumber. Salmon
Creek received $299.9 million for its 4,900 acres, and for its 700 acres,
Pacific Lumber received the 7,700 acre Elk River Timberlands, which Pacific
Lumber contributed to Scotia LLC in June 1999. See Note 8 below for a discussion of additional agreements entered into on March 1, 1999.

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

      Scotia LLC and Pacific Lumber also entered into agreements with California for the future sale of two timber properties known as the Owl Creek grove and the Grizzly Creek grove. Under these agreements, Scotia LLC would sell the Owl
Creek grove to California, no later than June 30, 2001, for the lesser of the appraised fair market value or $79.7 million, and California must purchase from
Pacific Lumber, no later than October 31, 2000, all or a portion of the Grizzly
Creek grove for a purchase price determined based on its fair market value, but not to exceed $19.9 million. The October 31, 2000 date for completing the sale of the Grizzly Creek grove has been extended to December 31, 2000. California also has a five year option under the Grizzly Creek agreement to purchase additional property in the Grizzly Creek grove. The sale of the Owl Creek grove or Grizzly Creek grove will not be reflected in the Company's financial statements until each has been concluded.

3.    RESTRICTED CASH AND MARKETABLE SECURITIES

Cash and marketable securities include the following amounts which are restricted (in millions):

                                                                                       SEPTEMBER 30,  DECEMBER 31,
                                                                                           2000           1999
                                                                                       ------------- --------------
Current assets:
   Cash and cash equivalents:
      Amounts held as security for short positions in marketable securities..........  $       41.6  $        27.1
                                                                                       ------------- --------------

   Marketable securities, restricted:
      Amounts held in SAR Account....................................................          16.3           15.9
                                                                                       ------------- --------------

Long-term restricted cash and marketable securities:
   Amounts held in SAR Account.......................................................         143.4          153.2
   Amounts held in Prefunding Account................................................           2.5            3.3
   Other amounts restricted under the Timber Notes Indenture.........................           0.4            0.4
   Other long-term restricted cash...................................................           2.0            2.0
   Less:  Amounts attributable to Timber Notes held in SAR Account...................         (36.1)             -
                                                                                       ------------- --------------
                                                                                              112.2          158.9
                                                                                       ------------- --------------

Total restricted cash and marketable securities......................................  $      170.1  $       201.9
                                                                                       ============= ==============

4.    INVENTORIES

      Inventories consist of the following (in millions):

                                                                                      SEPTEMBER 30,   DECEMBER 31,
                                                                                          2000            1999
                                                                                     --------------  --------------
Lumber.............................................................................  $        32.4   $        23.2
Logs...............................................................................           26.0            21.4
                                                                                     --------------  --------------
                                                                                     $        58.4   $        44.6
                                                                                     ==============  ==============

5.    INVESTMENT IN KAISER

      The Company owns the 27,938,250 Kaiser Shares, of which 26,737,443 shares are pledged as collateral for the MGHI Notes as of September 30, 2000. Kaiser
operates in several principal aspects of the aluminum industry through the following business segments: bauxite and alumina, primary aluminum, flat-rolled products and engineered products. Kaiser uses a portion of its bauxite, alumina and primary aluminum production for additional processing at certain downstream facilities. Kaiser's common stock is publicly traded on the New York Stock
Exchange under the trading symbol "KLU." The Kaiser Shares represent a 35.1%
equity interest in Kaiser at September 30, 2000.

      The market value for the Kaiser Shares based on the price per share quoted at the close of business on November 6, 2000 was $139.7 million. There can be no assurance that such value would be realized should the Company dispose of its investment in the Kaiser Shares.

      The following tables contain summarized financial information of Kaiser
(in millions).

                                                                                        SEPTEMBER 30, DECEMBER 31,
                                                                                            2000          1999
                                                                                        ------------- -------------
                                                                                         (UNAUDITED)
Current assets......................................................................... $      962.6  $      973.9
Property, plant and equipment, net.....................................................      1,128.1       1,053.7
Other assets...........................................................................      1,217.4       1,171.2
                                                                                        ------------- -------------
           Total assets................................................................ $    3,308.1  $    3,198.8
                                                                                        ============= =============

Current liabilities.................................................................... $      663.2  $      637.9
Long-term debt, less current maturities................................................        957.8         972.5
Other liabilities......................................................................      1,498.5       1,405.4
Minority interests.....................................................................        116.7         117.7
Stockholders' equity...................................................................         71.9          65.3
                                                                                        ------------- -------------
          Total liabilities and stockholders' equity................................... $    3,308.1       3,198.8
                                                                                        ============= =============

                                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                                            --------------------------- ---------------------------
                                                                2000          1999          2000          1999
                                                            ------------  ------------- ------------- -------------
                                                                                  (UNAUDITED)

Net sales.................................................  $     537.1   $      520.3  $    1,645.3  $    1,524.7
Costs and expenses........................................       (534.3)        (532.4)     (1,554.1)     (1,569.1)
Other income (expenses), net..............................        (31.9)         (49.1)        (84.9)       (101.7)
                                                            ------------  ------------- ------------- -------------
Income (loss) before income taxes and minority
   interests..............................................        (29.1)         (61.2)          6.3        (146.1)
Credit (provision) for income taxes.......................         11.2           21.1          (2.5)         49.9
Minority interests........................................          1.1            0.9           2.1           3.1
                                                            ------------  ------------- ------------- -------------
Net income (loss).........................................  $     (16.8)  $      (39.2) $        5.9  $      (93.1)
                                                            ============  ============= ============= =============
Equity in earnings (loss) of Kaiser.......................  $      (5.9)  $      (13.8) $        2.1  $      (32.9)
                                                            ============  ============= ============= =============

6.    LONG-TERM DEBT

      Long-term debt consists of the following (in millions):

                                                                                        SEPTEMBER 30, DECEMBER 31,
                                                                                            2000          1999
                                                                                        ------------- -------------
6.55% Scotia LLC Class A-1 Timber Collateralized Notes due July 20, 2028............... $      136.7  $      152.6
7.11% Scotia LLC Class A-2 Timber Collateralized Notes due July 20, 2028...............        243.2         243.2
7.71% Scotia LLC Class A-3 Timber Collateralized Notes due July 20, 2028...............        463.3         463.3
12% MGHI Senior Secured Notes due August 1, 2003.......................................        118.8         125.2
Other..................................................................................          1.1           1.1
                                                                                        ------------- -------------
                                                                                               963.1         985.4
Less:  Current maturities..............................................................        (16.5)        (16.0)
      Timber Notes held in SAR Account.................................................        (39.8)            -
                                                                                        ------------- -------------
                                                                                        $      906.8  $      969.4
                                                                                        ============= =============

      The amount attributable to the Timber Notes held in the SAR Account of
$36.1 million reflected in Note 3 above represents the amount paid to acquire
$39.8 million of principal amount of Timber Notes. This repurchase resulted in an extraordinary gain of $1.6 million, net of tax. Subsequent to September 30,
2000, $16.3 million of funds in the SAR Account were used to repurchase $20.2 million of principal amount of Timber Notes. This repurchase is expected to result in an extraordinary gain of approximately $2.3 million, net of tax, in the fourth quarter of 2000.

7.    COMPREHENSIVE INCOME (LOSS)

      Comprehensive income (loss) includes the following (in millions):

                                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                  SEPTEMBER 30,
                                                             ----------------------------   ----------------------------
                                                                 2000            1999           2000            1999
                                                             -------------   ------------   -------------   ------------
Net income (loss).........................................   $      (12.2)   $     (19.3)   $       (3.9)   $      90.2
Other comprehensive income:
   Change in value of available-for-sale investments......            0.6              -             0.6              -
                                                             -------------   ------------   -------------   ------------
Total comprehensive income (loss).........................   $      (11.6)   $     (19.3)   $       (3.3)   $      90.2
                                                             =============   ============   =============   ============

8.    CONTINGENCIES

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

      Under the Federal Clean Water Act, the EPA is required to establish TMDLs in water courses that have been declared to be "water quality impaired." The EPA and the North Coast Regional Water Quality Control Board are in the process of establishing TMDLs for 17 northern California rivers and certain of their tributaries, including nine water courses that flow within the Company's timberlands. The Company expects this process to continue into 2010. In the
December 16, 1999 EPA report dealing with TMDLs on two of the nine water courses, the agency indicated that the requirements under the HCP would significantly address the sediment issues that resulted in TMDL requirements for these water courses. However, the September 11, 2000 report by the staff of the
North Coast Regional Water Quality Control Board proposed various actions including restrictions on harvesting beyond those required under the HCP.
Hearings concerning these matters are scheduled for February 2001. Establishment of the final TMDL requirements applicable to the Company's timberlands will be a lengthy process, and the final TMDL requirements applicable to the Company's timberlands may require aquatic protection measures that are different from or in addition to the prescriptions to be developed pursuant to the watershed analysis process provided for in the HCP.

      Lawsuits are pending and threatened which seek to prevent the Company from implementing the HCP and/or the SYP, implementing certain of the Company's approved THPs or carrying out certain other operations. On December 2, 1997, the
Wrigley lawsuit and the Rollins lawsuit were filed against the Company, certain of its subsidiaries and others. These actions allege, among other things, that the defendants' logging practices have damaged the plaintiffs' properties and property values by contributing to landslides in Stafford, California, (Rollins lawsuit) and an increase in flooding and damage to domestic water systems in a portion of the Elk River watershed (Wrigley lawsuit). The Company believes that it has strong factual and legal defenses with respect to these matters; however, there can be no assurance that they will not have a material adverse effect on its financial position, results of operations or liquidity. On March 31, 1999, the EPIC-SYP/Permits lawsuit was filed alleging various violations of the CESA and the CEQA, and challenging, among other things, the validity and legality of the Permits issued by California and the SYP. On March 31, 1999, the USWA
lawsuit was filed also challenging the validity and legality of the SYP. The
Company believes that appropriate procedures were followed throughout the public review and approval process concerning the HCP and the SYP, and the Company is working with the relevant government agencies to defend these challenges.
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

      The following table presents selected operational and financial information for the three and nine months ended September 30, 2000 and 1999.

                                                                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                        SEPTEMBER 30,            SEPTEMBER 30,
                                                                   -----------------------  -----------------------
                                                                      2000         1999        2000        1999
                                                                   -----------  ----------  ----------  -----------
                                                                   (IN MILLIONS OF DOLLARS, EXCEPT SHIPMENTS AND PRICES)

Shipments:
   Lumber: (1)
      Redwood upper grades.......................................         4.0         4.9        11.3         19.1
      Redwood common grades......................................        33.4        33.4       110.0        101.0
      Douglas-fir upper grades...................................         2.7         3.0         8.4          7.5
      Douglas-fir common grades..................................        20.1        18.3        59.0         46.0
      Other......................................................         0.5         1.8         5.2          6.2
                                                                   -----------  ----------  ----------  -----------
        Total lumber.............................................        60.7        61.4       193.9        179.8
                                                                   ===========  ==========  ==========  ===========
   Wood chips (2)................................................        48.8        48.1       133.3        124.7
                                                                   ===========  ==========  ==========  ===========

Average sales price:
   Lumber: (3)
      Redwood upper grades.......................................  $    1,820   $   1,633   $   1,760   $    1,500
      Redwood common grades......................................         719         646         740          607
      Douglas-fir upper grades...................................       1,374       1,267       1,340        1,286
      Douglas-fir common grades..................................         356         467         383          433
   Wood chips (4)................................................          70          78          68           78

Net sales:
   Lumber, net of discount.......................................  $     42.0   $    42.3   $   135.8   $    120.5
   Wood chips....................................................         3.4         3.8         9.0          9.7
   Cogeneration power............................................         1.6         1.4         3.2          2.7
   Other.........................................................         2.4         1.5         4.7          4.2
                                                                   -----------  ----------  ----------  -----------
        Total net sales..........................................  $     49.4   $    49.0   $   152.7   $    137.1
                                                                   ===========  ==========  ==========  ===========
Operating income (loss)..........................................  $      0.1   $    (3.9)  $    14.3   $     (8.8)
                                                                   ===========  ==========  ==========  ===========
Operating cash flow (5)..........................................  $      5.4   $    (0.1)  $    29.1   $      4.2
                                                                   ===========  ==========  ==========  ===========
Income (loss) before income taxes(6).............................  $    (14.9)  $   (28.5)  $    (8.8)  $    169.5
                                                                   ===========  ==========  ==========  ===========
Net income (loss)(7).............................................  $    (12.2)  $   (19.3)  $    (3.9)  $     90.2
                                                                   ===========  ==========  ==========  ===========
Capital expenditures.............................................  $      5.0   $     2.4   $    11.0   $     20.0
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
(7)   2000 results include an extraordinary gain of $1.4 million, net of tax, on the repurchase of the Timber Notes.

      Net Sales
        Net sales for the quarter ended September 30, 2000, were largely unchanged from the comparable prior year period as the impact of lower shipments of upper grade redwood lumber and lower prices for common grade Douglas- fir lumber were offset by higher prices for redwood lumber. Net sales for the nine months ended September 30, 2000, increased over the comparable prior year period due to higher prices for redwood lumber and higher shipments of common grade redwood and Douglas-fir lumber. These improvements were offset in part by lower shipments of upper grade redwood lumber due to continuing reductions in the volume of old-growth logs available for the production of lumber. The failure of government agencies to approve THPs in a timely manner continues to adversely affect log supply.

      Operating Income (Loss)
      The Company had operating income for the three and nine months ended
September 30, 2000, as compared to operating losses for the comparable 1999 periods. For the nine months ended September 30, 2000, this was primarily due to the increase in net sales discussed above. In addition, operating income improved for both the three and nine months ended September 30, 2000, as a result of a decrease in cost of sales and operations as a percentage of net sales due to increased efficiencies at the sawmills and a reduction in logging costs.

      Income (Loss) Before Income Taxes
      The loss before income taxes for the quarter ended September 30, 2000, decreased from the comparable 1999 period primarily due to higher operating income discussed above and a decrease in the equity in losses from Kaiser.
Income before income taxes for the first nine months of 2000 decreased from the comparable prior year period principally due to the gain on the sale of the
Headwaters Timberlands of $239.8 million ($142.1 million net of deferred taxes)
offset by the improvement in operating income discussed above and improved equity in earnings from Kaiser.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See above for cautionary information with respect to such forward-looking statements.

      As of September 30, 2000, the Company and its subsidiaries had cash and marketable securities, including short and long-term restricted amounts, of
$261.6 million compared to $392.5 million as of December 31, 1999. In addition to the principal payments, repurchases of debt and the dividend payment discussed below, the decline in cash and marketable securities was the result of expenditures for certain working capital items and the need to fund losses. With respect to changes in working capital, $39.4 million of the decrease in cash and marketable securities was a result of the following three items: an increase in inventories as the Company is rebuilding its lumber and log inventory levels; an increase in prepaid expenses primarily related to THP preparation costs; and a reduction in accrued interest payable. Short and long-term restricted cash and marketable securities include $159.7 million held in the SAR Account (including
$36.1 million of repurchased Timber Notes). The fair value of the SAR Account, including the re-acquired Timber Notes, was $162.7 million as of September 30,
2000. The Company (excluding its subsidiaries) had cash and marketable securities of $52.1 million as of September 30, 2000.

      Long-term debt, excluding current maturities, was $906.8 million as of
September 30, 2000, as compared to $969.4 million at December 31, 1999. The decrease in long-term debt was primarily due to the repurchase of $39.8 million principal amount of Timber Notes. In addition, long-term debt declined as a result of $15.8 million of principal payments on the Timber Notes. On the July
20, 2000 note payment date for the Timber Notes, Scotia LLC had $3.1 million in cash available to pay the $31.1 million of interest due. Scotia LLC borrowed the remaining $28.0 million in funds under the Scotia LLC Line of Credit. In addition, Scotia LLC repaid $2.9 million of principal on the Timber Notes using funds held in the SAR Account. As of September 30, 2000, $4.6 million was outstanding under the Scotia LLC Line of Credit which was subsequently paid on
October 20, 2000.

      As of September 30, 2000, $14.5 million of unused borrowing availability was available under the Pacific Lumber Credit Agreement, $21.3 million in borrowings were outstanding and letters of credit outstanding amounted to $12.7 million. Subsequent to September 30, 2000, Pacific Lumber borrowed $7.3 million under the facility.

      MGI repaid principal and interest of $10.0 million on a $45.0 million intercompany loan from Pacific Lumber subsequent to September 30, 2000.

      Pacific Lumber expects that near-term cash flows from operations will be adversely affected by an inadequate supply of logs and a related slowdown in lumber production. Pacific Lumber anticipates that it will require funds available under Pacific Lumber's revolving credit agreement, repayments by MGI of an intercompany loan and/or capital contributions from MGI to enable it to meet its working capital and capital expenditure requirements for the remainder of 2000 and until mid-2001. With respect to long-term liquidity, although
Pacific Lumber expects that its existing cash and cash equivalents should provide sufficient funds to meet its working capital and capital expenditure requirements, until such time as Pacific Lumber has adequate cash flows from operations and/or dividends from Scotia LLC, there can be no assurance that this will be the case.

      During the nine months ended September 30, 2000, the Company repurchased
$6.4 million of MGHI Notes, reducing the outstanding balance to $118.8 million.

      The indenture governing the MGHI Notes, among other things, restricts the ability of the Company to incur additional indebtedness and liens, engage in transactions with affiliates, pay dividends and make investments. During the nine months ended September 30, 2000, the Company received an aggregate of
$108.4 million in dividends from MGI, $90.0 million of which were made available using proceeds from the sale of the Headwaters Timberlands. The Company in turn paid a $45.0 million dividend to MAXXAM.

      The Company anticipates that existing cash, cash equivalents, marketable securities, funds available from the SAR Account and available sources of financing will be sufficient to fund its working capital and capital expenditure requirements for the next year. With respect to long-term liquidity, although the Company believes that its existing cash and cash equivalents should provide sufficient funds to meet the working capital and capital expenditure requirements and the required debt service obligations for itself and its subsidiaries, until such time as Pacific Lumber has adequate cash flows from operations, and/or dividends from Scotia LLC, there can be no assurance that this will be the case. Furthermore, due to its highly leveraged condition, the
Company is more sensitive than less leveraged companies to factors affecting its operations, including governmental regulation and litigation affecting its timber harvesting practices (see Note 8 to the Consolidated Financial
Statements), increased competition from other lumber producers or alternative building products and general economic conditions.

TRENDS

      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See above for cautionary information with respect to such forward-looking statements.

      The Company's forest products operations are conducted by MGI through
Pacific Lumber and Britt. Regulatory and environmental matters play a significant role in Pacific Lumber's operations. See Note 8 to the Consolidated
Financial Statements and Item 1. "Business - Forest Products Operations" of the
Form 10-K for a discussion of these matters. Compliance with such laws, regulations and judicial and administrative interpretations, and related litigation have increased the cost of logging operations and at times have delayed or reduced harvest. The Company's forest products segment has also been adversely affected by a lack of available logs as a result of a severely diminished supply of available THPs. Prior to the consummation of the Headwaters
Agreement on March 1, 1999, the reduced number of approved THPs was attributable to several factors, including a significantly reduced level of THPs submitted by
Pacific Lumber to the CDF during the second half of 1998 and during the first two months of 1999. See Item 7. "Management's Discussion and Analysis of
Financial Condition and Results of Operations - Trends" of the Form 10-K for a
discussion of other factors which affected THP submissions and approvals during the above time period.

      With the consummation of the Headwaters Agreement, Pacific Lumber has completed its work in connection with preparation of the Environmental Plans;
however, significant additional work continues to be required in connection with their implementation. As a result of the implementation process, 1999 was a transition period for Pacific Lumber with respect to the filing and approval of its THPs. The transition period has continued into 2000 and is expected to continue into 2001. Although the rate of submissions and approvals of THPs during the nine months ended September 30, 2000, is higher than that for 1999, monthly submissions and approvals continue to be slower than Pacific Lumber's expectations and slower than Pacific Lumber had experienced prior to 1998, principally because government agencies have failed to approve THPs in a timely manner. Nevertheless, Pacific Lumber anticipates that after a transition period, the implementation of the Environmental Plans will streamline the process of preparing THPs and potentially shorten the time to obtain approval of THPs.

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
"Legal Proceedings" and Note 8 to the Consolidated Financial Statements for
further information regarding regulatory and legal proceedings affecting the
Company's operations.

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

      TIMBER HARVESTING LITIGATION

      On March 10, 2000, the EPIC/THP 97-520 lawsuit was filed in the Superior
Court of Humboldt County. Plaintiffs allege, among other things, that the CDF violated the Forest Practices Act and the California Public Resources Code by
approving an amendment to THP 97-520 (which covers approximately 700 acres of timberlands adjoining the Headwaters Timberlands) as a "minor" amendment. The plaintiffs seek an order requiring the CDF to withdraw its approval of the minor amendment to THP 97-520, and enjoining Pacific Lumber from harvesting under THP
97-520. In July 2000, the Court issued a preliminary injunction enjoining
Pacific Lumber from harvesting under THP 97-520. The EPIC/THP 97-520 lawsuit has been set for trial on March 5, 2001. On October 19, 2000, the CDF accepted for filing a "major" amendment of THP 97-520 which allows for winter operations and restates the changes in the minor amendment. The Company believes that if the
CDF approves the plan as submitted, it should be able to obtain relief from the injunction and begin harvesting. Therefore, although it is impossible for the
Company to assess the potential impact of this matter in the short term, it believes that the matter will not in the long term have a material adverse effect on its consolidated financial position, results of operations or liquidity.

      With respect to the Rollins lawsuit described in the Form 10-K, in April and June 2000, the Court dismissed five of the plaintiffs' ten causes of action, including their allegations that the defendants had violated the California business and professions code and dismissed the plaintiffs' claim for punitive damages. On August 30, 2000, the judge presiding over this matter was disqualified.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

      A.        EXHIBITS:

           *27  Financial Data Schedule for the nine months ended September 30, 2000

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

                                                MAXXAM GROUP HOLDINGS INC.

Date: November 9, 2000        By:             /S/ PAUL N. SCHWARTZ
                                  ----------------------------------------------
                                                 Paul N. Schwartz
                                   Vice President, Chief Financial Officer and Director
                                           (Principal Financial Officer)

Date: November 9, 2000        By:            /S/  ELIZABETH D. BRUMLEY
                                  ----------------------------------------------
                                                 Elizabeth D. Brumley
                                                      Controller
                                            (Principal Accounting Officer)

                                                                      APPENDIX A

                            GLOSSARY OF DEFINED TERMS

Britt:  Britt Lumber Co., Inc., a wholly owned subsidiary of MGI

CDF:  California Department of Forestry and Fire Protection

CEQA:  California Environmental Quality Act

CESA:  California Endangered Species Act

Company:  MAXXAM Group Holdings Inc., a wholly owned subsidiary of MAXXAM

Environmental Plans:  The HCP and the SYP

EPA:  Environmental Protection Agency

EPIC-SYP/Permits lawsuit: An action entitled Environmental Protection
Information Association, Sierra Club v. California Department of Forestry and
Fire Protection, California Department of Fish and Game, The Pacific Lumber
Company, Scotia Pacific Company LLC, Salmon Creek Corporation, et al. filed on
March 31, 1999, in the Superior Court of Sacramento County (No. 99CS00639) and
transferred on July 13, 1999 to the Superior Court of Humboldt County (No.
CV-990445)

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

Kaiser Shares: 27,938,250 shares of the common stock of Kaiser, of which
26,737,443 shares are pledged as collateral for the MGHI Notes

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

Scotia LLC: Scotia Pacific Company LLC, a wholly owned subsidiary of Pacific
Lumber

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
Timber Collateralized Notes and 7.71% Series B Class A-3 Timber Collateralized
Notes due July 20, 2028

Timber Notes Indenture: The indenture governing the Timber Notes

TMDLs:  Total maximum daily load limits

USWA lawsuit: An action entitled United Steelworkers of America, AFL-CIO, CLC, and Donald Kegley v. California Department of Forestry and Fire Protection, The
Pacific Lumber Company, Scotia Pacific Company LLC and Salmon Creek Corporation
filed on March 31, 1999, in the Superior Court of Sacramento County (No.
99CS00626) and transferred on July 13, 1999 to the Superior Court of Humboldt
County (No. CV-990452)

Wrigley lawsuit: An action entitled Kristi Wrigley, et al. v. Charles Hurwitz,
John Campbell, Pacific Lumber, MAXXAM Group Holdings Inc., Scotia Pacific
Holding Company, MAXXAM Group Inc., MAXXAM Inc., Scotia Pacific Company LLC and
Federated Development Company (No. 9700399) filed on December 2, 1997 in the
Superior Court of Humboldt County