Form 10-K
period 2000-12-31
MAXXAM GROUP HOLDINGS INC
filed 2001-03-30
CIK 1029500

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000       COMMISSION FILE NUMBER 333-18723

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

      Number of shares of Common Stock outstanding at March 26, 2001: 1,000

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

   Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

   Item 8.    Financial Statements and Supplementary Data
                  Report of Independent Public Accountants
                  Consolidated Balance Sheet
                  Consolidated Statement of Operations
                  Consolidated Statement of Stockholder's Deficit
                  Consolidated Statement of Cash Flows
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

      Pacific Lumber, which has been in continuous operation for over 130 years, engages in several principal aspects of the lumber industry--the growing and harvesting of redwood and Douglas-fir timber, the milling of logs into lumber products and the manufacturing of lumber into a variety of value-added finished products. Britt manufactures redwood fencing and decking products from small diameter logs, a substantial portion of which Britt acquires from Pacific Lumber
(as Pacific Lumber cannot efficiently process them in its own mills). The
Company also owns 27,938,250 shares of the common stock of Kaiser Aluminum
Corporation ("KAISER"), representing a 35.1% interest in Kaiser. In addition,
MAXXAM has a direct interest in Kaiser of 27.8%. Kaiser is a publicly traded company (New York Stock Exchange trading symbol "KLU") which operates in several principal aspects of the aluminum industry--the mining of bauxite, the refining of bauxite into alumina, the production of primary aluminum from alumina, and the manufacture of fabricated (including semi-fabricated) aluminum products.

      This Annual Report on Form 10-K contains statements which constitute
"forward-looking statements" within the meaning of the Private Securities
Litigation Reform Act of 1995. These statements appear in a number of places
(see Item 1. "Business--Forest Products Operations--Pacific Lumber
Operations--Harvesting Practices," "--Production Facilities," "--Regulatory and
Environmental Factors" and "--Aluminum Operations--General--Competition" Item 3.
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

FOREST PRODUCTS OPERATIONS

   PACIFIC LUMBER OPERATIONS

     Timber and Timberlands
     Pacific Lumber owns and manages approximately 219,000 acres of virtually contiguous commercial timberlands located in Humboldt County along the northern
California coast, an area which has very favorable soil and climate conditions for growing timber. These timberlands contain approximately 67% redwood, 26%
Douglas-fir and 7% other timber, are located in close proximity to Pacific
Lumber's four sawmills and contain an extensive network of roads. Approximately
205,000 acres of Pacific Lumber's timberlands are owned by Scotia LLC (the
"SCOTIA LLC TIMBERLANDS"), and Scotia LLC has the exclusive right to harvest
(the "SCOTIA LLC TIMBER RIGHTS") approximately 12,200 acres of Pacific Lumber's timberlands. The timber in respect of the Scotia LLC Timberlands and the Scotia
LLC Timber Rights is collectively referred to as the "SCOTIA LLC TIMBER."
Substantially all of Scotia LLC's assets are pledged as security for its $867.2 million original aggregate principal amount of 6.55% Series B Class A-1 Timber
Collateralized Notes, 7.11% Series B Class A-2 Timber Collateralized Notes and
7.71% Series B Class A-3 Timber Collateralized Notes (collectively the "TIMBER
NOTES"). The Timber Notes are governed by an Indenture (the "TIMBER NOTES
INDENTURE"). Pacific Lumber harvests and purchases from Scotia LLC virtually all of the logs harvested from the Scotia LLC Timber. See "--Relationships with
Scotia LLC and Britt" below for a description of this and other relationships among Pacific Lumber, Scotia LLC and Britt.

      On March 1, 1999, Pacific Lumber, Scotia LLC and Salmon Creek
(collectively, the "PALCO COMPANIES") consummated the Headwaters Agreement (the
"HEADWATERS AGREEMENT") with the United States and California, pursuant to which approximately 5,600 acres of timberlands owned by the Palco Companies known as the Headwaters Forest and the Elk Head Springs Forest (the "HEADWATERS
TIMBERLANDS") were transferred to the United States. A substantial portion of the Headwaters Timberlands consists of virgin old growth timberlands. In consideration for the transfer of the Headwaters Timberlands, Salmon Creek was paid $299.9 million, Scotia LLC was paid $150,000 and approximately 7,700 acres of timberlands known as the Elk River Timberlands (the "ELK RIVER TIMBERLANDS")
were transferred to Pacific Lumber (and subsequently transferred to Scotia LLC).
In addition, upon consummation of the Headwaters Agreement (i) habitat conservation and sustained yield plans were approved covering the Scotia LLC
Timberlands (as defined below), (ii) the Palco Companies dismissed takings litigation pending against the United States and California and (iii) California
agreed to purchase a portion of Pacific Lumber's Grizzly Creek grove, as well as
Scotia LLC's Owl Creek grove. Salmon Creek placed $169.0 million of the proceeds from the sale of the Headwaters Timberlands into a Scheduled Amortization
Reserve Account ("SAR ACCOUNT") in order to support principal payments on Scotia
LLC's Timber Notes (as defined below). See "--Regulatory and Environmental
Factors" and Note 2 to the Consolidated Financial Statements.

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
Douglas-fir timber is regenerated almost entirely by planting seedlings. During
2000, Pacific Lumber planted an estimated 586,000 redwood and Douglas-fir seedlings.

      California law requires timber owners such as Pacific Lumber to demonstrate that their operations will not decrease the sustainable productivity of their timberlands. A timber company may comply with this requirement by submitting a sustained yield plan to the California Department of Forestry and
Fire Protection ("CDF") for review and approval. A sustained yield plan contains a timber growth and yield assessment, which evaluates and calculates the amount of timber and long-term production outlook for a company's timberlands, a fish and wildlife assessment, which addresses the condition and management of fisheries and wildlife in the area, and a watershed assessment, which addresses the protection of aquatic resources. The relevant regulations require determination of a long-term sustained yield ("LTSY") harvest level, which is the average annual harvest level that the management area is capable of sustaining in the last decade of a 100-year planning horizon. The LTSY is determined based upon timber inventory, projected growth and harvesting methodologies, as well as soil, water, air, wildlife and other relevant considerations. A sustained yield plan must demonstrate that the average annual harvest over any rolling ten-year period within the planning horizon does not exceed the LTSY.

      Pacific Lumber is also subject to federal and state laws providing for the protection and conservation of wildlife species which have been designated as endangered or threatened, certain of which are found on Pacific Lumber's timberlands. These laws generally prohibit certain adverse impacts on such species (referred to as a "TAKE"), except for incidental takes which do not jeopardize the continued existence of the affected species and which are made in accordance with an approved habitat conservation plan and related incidental take permit. A habitat conservation plan analyzes the impact of the incidental take and specifies measures to monitor, minimize and mitigate such impact. As part of the Headwaters Agreement, Scotia LLC and Pacific Lumber reached agreement with various federal and state regulatory agencies with respect to a sustained yield plan (the "SYP") and a multi-species habitat conservation plan
(the "HCP," together with the SYP, the "ENVIRONMENTAL PLANS"). See "--Regulatory and Environmental Factors" below.

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
Prior to harvesting timber in California, companies are required to obtain the
CDF's approval of a detailed THP for the area to be harvested. A THP must be submitted by a registered professional forester and must include information regarding the method of proposed timber operations for a specified area, whether the operations will have any adverse impact on the environment and, if so, the mitigation measures to be used to reduce any such impact. The CDF's evaluation of THPs incorporates review and analysis of such THPs by several California and federal agencies and public comments received with respect to such THPs. An approved THP is applicable to specific acreage and specifies the harvesting method and other conditions relating to the harvesting of the timber covered by such THP. The number of Scotia LLC's approved THPs and the amount of timber covered by such THPs varies significantly from time to time, depending upon the timing of agency review and other factors. Timber covered by an approved THP is typically harvested within a one year period from the date harvesting first begins. The Timber Notes Indenture requires Scotia LLC to use its best efforts
(consistent with prudent business practices) to maintain a number of pending
THPs which, together with THPs previously approved, would cover rights to harvest a quantity of Scotia LLC Timber adequate to pay interest and principal amortization based on the Minimum Principal Amortization Schedule for the Timber
Notes for the next succeeding twelve month period. Despite Scotia LLC's best efforts, it has experienced an absence of a sufficient number of THPs available for harvest to enable it to conduct its operations at levels it had experienced prior to 1998 or at levels which meet its expectations. See Item 7.
"Management's Discussion and Analysis of Financial Condition and Results of
Operations--Trends." However, Scotia LLC believes that the Environmental Plans should in the long-term expedite the preparation and facilitate approval of its
THPs, although Scotia LLC continues to experience difficulties in the THP approval process as it implements the Environmental Plans.

      Pacific Lumber maintains a detailed geographical information system covering its timberlands (the "GIS"). The GIS covers numerous aspects of Pacific
Lumber's properties, including timber type, tree class, wildlife data, roads, rivers and streams. Pursuant to the terms of the Services Agreement (as defined below), Pacific Lumber, to the extent necessary, provides Scotia LLC with personnel and technical assistance to assist Scotia LLC in updating, upgrading and improving the GIS and the other computer systems owned by Scotia LLC. By carefully monitoring and updating this data base and conducting field studies,
Pacific Lumber's foresters are better able to develop detailed THPs addressing the various regulatory requirements. Pacific Lumber also utilizes a Global
Positioning System ("GPS") which allows precise location of geographic features through satellite positioning. Use of the GPS greatly enhances the quality and efficiency of the GIS data.

      Pacific Lumber employs a variety of well-accepted methods of selecting trees for harvest designed to achieve optimal regeneration. These methods, referred to as "silvicultural systems" in the forestry profession, range from very light thinnings aimed at enhancing the growth rate of retained trees to clear cutting which results in the harvest of all trees in an area and replacement with a new forest stand. In between are a number of varying levels of partial harvests which can be employed.

      Production Facilities
      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" in this section for cautionary information with respect to such forward-looking statements.

      Pacific Lumber owns four highly mechanized sawmills and related facilities located in Scotia, Fortuna and Carlotta, California. The sawmills historically have been supplied almost entirely from timber harvested from Pacific Lumber's timberlands. Since 1986, Pacific Lumber has implemented numerous technological advances that have increased the operating efficiency of its production facilities and the recovery of finished products from its timber. Pacific Lumber produced approximately 205, 155 and 230 million board feet of lumber in 2000,
1999 and 1998, respectively. The Fortuna sawmill produces primarily common grade lumber and during 2000 produced approximately 83 million board feet of lumber.
The Carlotta sawmill produces both common and upper grade redwood lumber and during 2000, produced approximately 55 million board feet of lumber. Sawmills
"A" and "B" are both located in Scotia. Sawmill "A" processes Douglas-fir logs and Sawmill "B" primarily processes large diameter redwood logs. During 2000,
Sawmills "A" and "B" produced approximately 57 million and 10 million board feet of lumber, respectively. During 2000, Pacific Lumber partially curtailed operations at all of its sawmills due to difficulties in supplying an adequate number of logs. During the first two months of 2001, all of the sawmills have continued to experience some curtailment due to inadequate log supply. See Item
7. "Management's Discussion and Analysis of Financial Condition and Results of
Operations--Trends."

      Britt owns a 46,000 square foot mill in Arcata, California. Britt's primary business is the processing of small diameter redwood logs into fencing products for sale to retail and wholesale customers. It operated as an independent manufacturer of fence products until it was purchased by a subsidiary of the Company in 1990. Britt purchases, primarily from Pacific
Lumber but also from other timberland owners, small diameter (6 to 15 inch)
redwood logs of varying lengths. Britt processes these logs at its mill into a variety of fencing products, including "dog-eared" 1" by 6" fence stock in six foot lengths, 4" by 4" fence posts in 6 through 12 foot lengths, and other lumber products in 6 through 12 foot lengths. Britt's purchases of logs from third parties are generally consummated pursuant to short-term contracts of 12 months or less. Britt's manufacturing operations are conducted on 12 acres of land, ten acres of which are leased on a long-term fixed price basis from an unrelated third party. An 18 acre log sorting and storage yard is located one-quarter of a mile away. Britt's (single shift) mill capacity, assuming 40 production hours per week, is estimated at 37.4 million board feet of fencing products per year. Britt constructed a 25,000 square foot remanufacturing facility during 2000, which is expected to become operational in the second quarter of 2001.

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
Pacific Lumber sells surplus power to Pacific Gas and Electric Company. In 2000, the sale of surplus power accounted for approximately 3% of Pacific Lumber's total revenues.

      Products
      The following table sets forth the distribution of MGI's lumber production
(on a net board foot basis) and revenues by product line:

                                               YEAR ENDED DECEMBER 31, 2000               YEAR ENDED DECEMBER 31, 1999
                                      -------------------------------------------  ------------------------------------------
                                      % OF TOTAL                                    % OF TOTAL
                                      LUMBER         % OF TOTAL                    LUMBER        % OF TOTAL
                                      PRODUCTION     LUMBER         % OF TOTAL     PRODUCTION    LUMBER          % OF TOTAL
              PRODUCT                 VOLUME         REVENUES       REVENUES       VOLUME        REVENUES        REVENUES
                                      ------------   ------------   ------------   ------------  -------------   ------------
Upper grade redwood lumber.........             7%            16%            14%             9%            23%            20%
Common grade redwood lumber........            59%            58%            51%            52%            51%            46%
                                      ------------   ------------   ------------   ------------   ------------   ------------
   Total redwood lumber............            66%            74%            65%            61%            74%            66%
                                      ------------   ------------   ------------   ------------   ------------   ------------
Upper grade Douglas-fir lumber.....             4%             9%             8%             5%             8%             7%
Common grade Douglas-fir lumber....            28%            16%            14%            29%            16%            14%
                                      ------------   ------------   ------------   ------------   ------------   ------------
   Total Douglas-fir lumber........            32%            25%            22%            34%            24%            21%
                                      ------------   ------------   ------------   ------------   ------------   ------------
Other grades of lumber.............             2%             1%             1%             5%             2%             2%
                                      ------------   ------------   ------------   ------------   ------------   ------------
      Total lumber.................           100%           100%            88%           100%           100%            89%
                                      ============   ============   ============   ============   ============   ============

Logs...............................                                           2%                                            -
                                                                     ===========                                 ============

Hardwood chips.....................                                           2%                                           3%
Softwood chips.....................                                           4%                                           4%
                                                                     -----------                                 ------------
   Total wood chips................                                           6%                                           7%
                                                                     ===========                                 ============

      In 2000, MGI sold approximately 253 million board feet of lumber, which accounted for approximately 88% of its total revenues. Lumber products vary greatly by the species and quality of the timber from which they are produced.
Lumber is sold not only by grade (such as "upper" grade versus "common" grade), but also by board size and the drying process associated with the lumber.

      Redwood lumber has historically been MGI's largest product category.
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
Common grade redwood lumber, historically MGI's largest volume product, has many of the same aesthetic and structural qualities of redwood uppers, but has some knots, sapwood and a coarser grain. Such lumber is commonly used for construction purposes, including outdoor structures such as decks, hot tubs and fencing.

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

       MGI does not have any significant contractual relationships with third parties relating to the purchase of logs. During 2000, MGI purchased approximately 40 million board feet of logs from third parties.

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

      Backlog and Seasonality
      MGI's backlog of sales orders at December 31, 2000 and 1999 was approximately $15.7 million and approximately $19.0 million, respectively, the substantial portion of which was delivered in the first quarter of the next fiscal year. The decline in the sales backlog from 1999 to 2000 was principally due to a diminished supply of THPs which reduced the volume of logs available for the production of lumber products. See Item 7. "Management's Discussion and
Analysis of Financial Condition and Results of Operations--Trends." MGI has
historically experienced lower first quarter sales due largely to the general decline in construction-related activity during the winter months. As a consequence, MGI's results in any one quarter are not necessarily indicative of results to be expected for the full year. See "--Regulatory and Environmental
Factors" below and Item 7. "Management's Discussion and Analysis of Financial
Condition and Results of Operations--Background."

      Marketing
      The housing, construction and remodeling markets are the primary markets for MGI's lumber products. MGI's policy is to maintain a wide distribution of its products both geographically and in terms of the number of customers. MGI sells its lumber products throughout the country to a variety of accounts, the large majority of which are wholesalers, followed by retailers, industrial users, exporters and manufacturers. Upper grades of redwood and Douglas-fir lumber are sold throughout the entire United States, as well as to export markets. Common grades of redwood lumber are sold principally west of the
Mississippi River, with California accounting for approximately 71.1% of these sales in 2000. Common grades of Douglas-fir lumber are sold primarily in
California. In 2000, MGI had three customers which accounted for approximately
11.1%, 7.1% and 5.6%, respectively, of MGI's total net lumber sales. Exports of lumber accounted for approximately 4.8% of MGI's total revenues in 2000. MGI markets its products through its own sales staff which focuses primarily on domestic sales.

      MGI actively follows trends in the housing, construction and remodeling markets in order to maintain an appropriate level of inventory and assortment of products. Due to its high quality products, competitive prices and long history,
MGI believes it has a strong degree of customer loyalty.

      Competition
      MGI's lumber is sold in highly competitive markets. Competition is generally based upon a combination of price, service, product availability and product quality. MGI's products compete not only with other wood products but with metals, masonry, plastic and other construction materials made from non-renewable resources. The level of demand for MGI's products is dependent on such broad factors as overall economic conditions, interest rates and demographic trends. In addition, competitive considerations, such as total industry production and competitors' pricing, as well as the price of other construction products, affect the sales prices for MGI's lumber products.
Competition in the common grade redwood and Douglas-fir lumber market is intense, with MGI competing with numerous large and small lumber producers. MGI primarily competes with the northern California mills of Georgia Pacific, Eel
River and Redwood Empire.

      Employees
      As of March 1, 2001, MGI had approximately 1,430 employees, none of whom are covered by a collective bargaining agreement.

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

      Scotia LLC and Pacific Lumber are parties to several agreements between themselves, including a master purchase agreement and a services agreement, relating to the conduct of their forest products' operations. The master purchase agreement governs the sale to Pacific Lumber by Scotia LLC of logs harvested from the Scotia LLC Timberlands. Under the services agreement, Pacific
Lumber provides operational, management and related services to Scotia LLC with respect to the Scotia LLC Timberlands. Scotia LLC and Pacific Lumber are also parties to agreements providing for reciprocal rights of ingress and egress through their respective properties, the indemnification of Scotia LLC by
Pacific Lumber for environmental liabilities incurred in connection with the
Scotia LLC Timberlands, and certain services provided by Scotia LLC to Pacific
Lumber.

      Pacific Lumber is also a party to an agreement with Britt (the "BRITT
AGREEMENT") which governs the sale of logs by Pacific Lumber and Britt to each other, the sale of hog fuel (wood residue) by Britt to Pacific Lumber for use in
Pacific Lumber's cogeneration plant, the sale of lumber by Pacific Lumber and
Britt to each other, and the provision by Pacific Lumber of certain administrative services to Britt (including accounting, purchasing, data processing, safety and human resources services).

   REGULATORY AND ENVIRONMENTAL FACTORS

      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" in this section for cautionary information with respect to such forward-looking statements.

      General
      Pacific Lumber's business is subject to the Environmental Plans and a variety of California and federal laws and regulations dealing with timber harvesting, threatened and endangered species and habitat for such species, and air and water quality. Compliance with such laws and regulations also plays a significant role in Pacific Lumber's business. The California Forest Practice
Act (the "FOREST PRACTICE ACT") and related regulations adopted by the
California Board of Forestry and Fire Protection (the "BOF") set forth detailed requirements for the conduct of timber harvesting operations in California.
These requirements include the obligation of timber companies to obtain regulatory approval of detailed THPs containing information with respect to areas proposed to be harvested (see "--Harvesting Practices" above). California law also requires large timber companies submitting THPs to demonstrate that their proposed timber operations will not decrease the sustainable productivity of their timberlands. See "--Timber and Timberlands" above. The federal
Endangered Species Act (the "ESA") and California Endangered Species Act (the
"CESA") provide in general for the protection and conservation of specifically listed wildlife and plants which have been declared to be endangered or threatened. These laws generally prohibit the take of certain species, except for incidental takes pursuant to otherwise lawful activities which do not jeopardize the continued existence of the affected species and which are made in accordance with an approved habitat conservation plan and related incidental take permits. A habitat conservation plan, among other things, analyzes the potential impact of the incidental take of species and specifies measures to monitor, minimize and mitigate such impact. The operations of Pacific Lumber are also subject to the California Environmental Quality Act (the "CEQA"), which provides for protection of the state's air and water quality and wildlife, and the California Water Quality Act and Federal Clean Water Act, which require that
Pacific Lumber conduct its operations so as to reasonably protect the water quality of nearby rivers and streams. Compliance with such laws, regulations and judicial and administrative interpretations, together with other regulatory and environmental matters, have resulted in restrictions on the scope and timing of its timber operations, increased operational costs and engendered litigation and other challenges to its operations.

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
The Permits cover the 50-year term of the HCP and allow incidental takes of 17 different species covered by the HCP, including four species which are found on the Scotia LLC Timberlands and had previously been listed as endangered or threatened under the ESA and/or the CESA. The agreements which implement the
Environmental Plans also provide for various remedies (including the issuance of written stop orders and liquidated damages) in the event of a breach by Scotia
LLC of these agreements or the Environmental Plans.

      Under the Environmental Plans, harvesting activities are prohibited or restricted on certain areas of the Scotia LLC Timberlands. For a 50-year period, harvesting activities are severely restricted in several areas (consisting of substantial quantities of old growth redwood and Douglas-fir timber) to serve as habitat conservation areas for the marbled murrelet, a coastal seabird, and certain other species. Harvesting in certain other areas of the Scotia LLC
Timberlands is currently prohibited while these areas are evaluated for the potential risk of landslide and the degree to which harvesting activities will be prohibited or restricted in the future. Further, additional areas alongside streamsides have been designated as buffers, in which harvesting is prohibited or restricted, to protect aquatic and riparian habitat. These streamside buffers may be adjusted up or down, subject to certain minimum and maximum buffers, based upon an ongoing watershed analysis process, which the HCP requires be completed within five years of its effective date. Pacific Lumber's analysis of the Freshwater watershed has recently been released, and is subject to review and approval by the applicable regulatory agencies. The analysis for two additional watersheds is nearing completion, while the analyses for additional watersheds are in various stages of completion.

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

      Under the Owl Creek Agreement, Scotia LLC agreed to sell the Owl Creek grove to the state of California for consideration consisting of the lesser of the appraised fair market value or $79.7 million. On December 29, 2000, the state of California purchased the Owl Creek grove for $67.0 million in cash.

      With respect to the potential future sale of a portion of the Grizzly
Creek grove, Pacific Lumber and the California Wildlife Conservation Board
("CWCB") agreed that Pacific Lumber would transfer a portion of the Grizzly
Creek grove to the state of California at a purchase price not to exceed $19.9 million. The Grizzly Creek Agreement provided that California must purchase a portion of the Grizzly Creek grove by October 31, 2000, but such date has been mutually extended to December 31, 2001. Consummation of the purchase is also subject to typical real estate title and other closing conditions. Also pursuant to the terms of the Grizzly Creek Agreement, Pacific Lumber granted the state of
California a five-year option to purchase, at fair market value, additional property within the Grizzly Creek grove. Pacific Lumber is continuing to work with California to consummate the sale of a portion of the Grizzly Creek grove.

     Water Quality
     Under the Federal Clean Water Act, the Environmental Protection Agency (the
"EPA") is required to establish total maximum daily load limits ("TMDLS") in water courses that have been declared to be "water quality impaired." The EPA and the North Coast Regional Water Quality Control Board (the "WATER BOARD") are
in the process of establishing TMDLs for 17 northern California rivers and certain of their tributaries, including certain water courses that flow within the Scotia LLC Timberlands. The Company expects this process to continue into
2010. In the December 1999 EPA report dealing with TMDLs on two of the nine water courses, the agency indicated that the requirements under the HCP would significantly address the sediment issues that resulted in TMDL requirements for these water courses. However, the September 2000 report by the staff of the
Water Board proposed various actions, including restrictions on harvesting beyond those required under the HCP. Dates for hearings concerning these matters have not been scheduled. Establishment of the final TMDL requirements applicable to the Company's timberlands will be a lengthy process, and the final TMDL requirements applicable to the Company's timberlands may require aquatic protection measures that are different from or in addition to the prescriptions to be developed pursuant to the watershed analysis process provided for in the
HCP.

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

      Timber Operator's License
      Historically, Pacific Lumber has conducted logging operations on the
Scotia LLC Timberlands with its own staff of logging personnel as well as through contract loggers. In order to conduct logging operations in California, a logging company must obtain from the CDF a Timber Operator's License. In
January 2000, Pacific Lumber was granted a Timber Operator's License for the years 2000 and 2001.

ALUMINUM OPERATIONS

   GENERAL

      The Company owns 27,938,250 shares of the common stock of Kaiser, representing a 35.1% interest in Kaiser. Kaiser operates in several principal aspects of the aluminum industry through its wholly owned subsidiary, Kaiser
Aluminum & Chemical Corporation ("KACC")--the mining of bauxite, the refining of bauxite into alumina, the production of primary aluminum from alumina, and the manufacture of fabricated (including semi-fabricated) aluminum products. In addition to the production utilized by Kaiser in its operations, Kaiser sells significant amounts of alumina and primary aluminum in domestic and international markets. References in this report to tons refers to metric tons of 2,204.6 pounds. The following table sets forth production and third party purchases of bauxite, alumina and primary aluminum and third party shipments and intersegment transfers of bauxite, alumina, primary aluminum and fabricated products for the years ended December 31, 2000, 1999 and 1998:

                                                                Sources(1)                       Uses(1)
                                                         --------------------------   ----------------------------
                                                                        Third Party    Third Party    Intersegment
                                                         Production      Purchases      Shipments       Transfers
                                                         -----------   ------------   ------------    ------------
                                                                              (In thousands of tons)
Bauxite
   2000................................................      4,305.0              -        2,007.0         2,342.0
   1999................................................      5,261.0              -        1,497.0         3,515.0
   1998................................................      6,656.0              -        1,659.0         4,639.0
Alumina
   2000................................................      2,042.9          322.0        1,927.1           751.9
   1999................................................      2,524.0          395.0        2,093.9           757.3
   1998................................................      2,964.0              -        2,250.0           750.7
Primary Aluminum
   2000................................................        411.4          206.5          672.4 (2)           -
   1999................................................        426.4          260.1          684.6 (2)           -
   1998................................................        387.0          251.3          668.2 (2)           -
-------------------

(1) Sources and uses will not be equal due to the impact of inventory changes and alumina and metal swaps.
(2) Includes both primary aluminum shipments and pounds of aluminum contained in fabricated aluminum product shipments.

      Consistent with its previously disclosed strategy, Kaiser is considering the possible sale of part or all of its interests in certain operating assets.
The contemplated transactions are in various stages of development. Kaiser expects that at least one operating asset will be sold. Kaiser has multiple transactions underway. It is unlikely, however, that it would consummate all of the transactions under consideration. Further, there can be no assurance as to the likelihood, timing, or terms of such sales. Kaiser would expect to use the proceeds from any such sales for debt reduction, capital spending or some combination thereof.

   BUSINESS OPERATIONS

      Each of the items in this section contains statements which constitute
"forward-looking statements" within the meaning of the Private Securities
Litigation Reform Act of 1995. See Item 1. "Business--General" for cautionary information with respect to such forward-looking statements.

      Kaiser's operations are conducted through five main business units
(bauxite and alumina, primary aluminum, commodities marketing, flat-rolled products and engineered products), each of which is discussed below.

      Bauxite and Alumina Business Unit
      The following table lists Kaiser's bauxite mining and alumina refining facilities as of December 31, 2000:

                                                                                                        ANNUAL
                                                                                                      PRODUCTION            TOTAL
                                                                                                       CAPACITY            ANNUAL
                                                                                      COMPANY        AVAILABLE TO        PRODUCTION
                ACTIVITY                        FACILITY           LOCATION          OWNERSHIP        THE COMPANY         CAPACITY
----------------------------------------      -------------      -------------     -------------     -------------     -------------
                                                                                                         (IN THOUSANDS OF TONS)

Bauxite Mining:                               KJBC(1)            Jamaica                49.0%              4,500.0           4,500.0
                                              Alpart(2)          Jamaica                65.0%              1,032.9           3,650.0
                                                                                                     -------------     -------------
                                                                                                           6,775.0           8,000.0
                                                                                                     =============     =============

Alumina Refining:                             Gramercy(3)        Louisiana             100.0%              1,250.0           1,250.0
                                              Alpart             Jamaica                65.0%                942.5           1,450.0
                                              QAL(4)             Australia              28.3%              1,032.9           3,650.0
                                                                                                     -------------     -------------
                                                                                                           3,225.4           6,350.0
                                                                                                     =============     =============

------------------

(1)   Kaiser Jamaica Bauxite Company ("KJBC").
(2)   Alumina Partners of Jamaica ("ALPART") bauxite is refined into alumina at the Alpart alumina refinery.
(3)   Production was completely curtailed from July 1999 until the middle of December 2000.
(4)   Queensland Alumina Limited ("QAL").

      Kaiser is a major producer of alumina and sells significant amounts of its alumina production in domestic and international markets. Kaiser's strategy is to sell a substantial portion of the alumina available to it in excess of its internal smelting requirement under multi-year sales contracts with prices linked to the price of primary aluminum. See "--Commodities Marketing Business
Unit" below.

      On July 5, 1999, Kaiser's Gramercy, Louisiana alumina refinery was extensively damaged by an explosion in the digestion area of the plant. A number of employees were injured in the incident, several of them severely. Production at the facility was completely curtailed until the middle of December 2000 at which time partial production commenced. The plant is expected to increase production progressively to approximately 75% of its newly rated estimated annual capacity of 1,250,000 tons by the end of March 2001, and construction of the damaged part of the facility is expected to be completed during the third quarter of 2001. At February 28, 2001, the plant was operating at 70% of capacity. See Note 2 to the Consolidated Financial Statements of Kaiser, which are included as Exhibit 99.3 hereto, for more detailed information regarding the impact of the Gramercy incident.

      Primary Aluminum Business Unit
      The following table lists Kaiser's primary aluminum smelting facilities as of December 31, 2000:

                                                                                         ANNUAL
                                                                                          RATED             TOTAL
                                                                                        CAPACITY           ANNUAL           2000
                                                                       COMPANY        AVAILABLE TO          RATED         OPERATING
                  LOCATION                          FACILITY          OWNERSHIP        THE COMPANY        CAPACITY          RATE
---------------------------------------------      -----------      ------------      -------------      ----------      -----------
                                                                                         (IN THOUSANDS OF TONS)
Domestic:
      Washington                                   Mead                 100%                 200.0           200.0            85%(1)
      Washington                                   Tacoma               100%                  73.0            73.0            41%(1)
                                                                                      -------------      ----------
           Subtotal                                                                          273.0           273.0
                                                                                      -------------      ----------

International:
      Ghana                                        Valco                 90%                 180.0           200.0            78%
      Wales, United Kingdom                        Anglesey              49%                  66.2           135.0           106%
                                                                                      -------------      ----------
           Subtotal                                                                          246.2           335.0
                                                                                      -------------      ----------

           Total                                                                             519.2           608.0
                                                                                      =============      ==========

------------------

(1)  2000 operating rates were affected by high market prices for electric power in the Pacific Northwest. Both smelters were curtailed as of December 31,
     2000.

      In response to the unprecedented high market prices for power in the
Pacific Northwest, Kaiser temporarily curtailed primary aluminum production at the Tacoma and Mead, Washington smelters during the second half of 2000 and sold a portion of the power that it has under contract through September 30, 2001. As a result of the curtailments, Kaiser avoided the need to purchase power on a variable market price basis and will receive cash proceeds sufficient to more than offset the cash impact of the potline curtailments over the period for which the power was sold. Kaiser has made additional power sales in 2001. Both the Mead and Tacoma, Washington smelters are expected to remain curtailed through September 30, 2001.

      Also, during October 2000, Kaiser signed a new power contract with the
Bonneville Power Administration ("BPA") under which the BPA will provide
Kaiser's operations in the State of Washington with sufficient power to operate
Kaiser's Trentwood facility as well as approximately 40% of the combined capacity of Kaiser's Mead and Tacoma aluminum smelting operations during the period from October 2001 through September 2006. Power costs under the new contract are expected to exceed the cost of power under Kaiser's current BPA contract by between 20% to 60% and, perhaps, by as much as 100% in certain periods, and other contract terms are less favorable than Kaiser's current BPA contract. Kaiser does not have any remarketing rights under the new BPA contract. See Note 7 to the Consolidated Financial Statements of Kaiser, which are included as Exhibit 99.3 hereto, for additional information on these matters.

      Commodities Marketing Business Unit
      Kaiser's operating results are sensitive to changes in the prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. Primary aluminum prices have historically been subject to significant cyclical fluctuations. Alumina prices, as well as fabricated aluminum product prices
(which vary considerably among products), are significantly influenced by changes in the price of primary aluminum and generally lag behind primary aluminum prices by up to three months. From time to time in the ordinary course of business, Kaiser enters into hedging transactions to provide risk management in respect of its net exposure of earnings and cash flow related to primary aluminum price changes. Given the significance of primary aluminum hedging activities, Kaiser has begun (starting with the year ended December 31, 2000)
reporting its primary aluminum-related hedging activities as a separate segment.
Primary aluminum-related hedging activities are managed centrally on behalf of all of Kaiser's business segments to minimize transaction costs, monitor consolidated net exposures and to allow for increased responsiveness to changes in market factors. See Item 7A. "Quantitative and Qualitative Disclosures about
Market Risk" and Notes 1 and 10 to the Consolidated Financial Statements of
Kaiser, which are included as Exhibit 99.3 hereto, for further information.

      Hedging activities conducted in respect of Kaiser's cost exposure to energy prices and foreign exchange rates are not considered a part of the commodities marketing segment. Rather, such activities are included in the results of the business unit to which they relate.

      Flat-Rolled Products Business Unit
      Kaiser manufactures and markets fabricated aluminum products for the transportation, packaging, construction and consumer durables markets in the
United States and abroad. The flat-rolled product business unit operates the
Trentwood, Washington, rolling mill. The business unit sells to the aerospace, transportation and industrial ("ATI") markets (producing heat treat sheet and plate products and automotive brazing sheet) and the beverage container market
(producing lid and tab stock) both directly and through distributors. During
2000, Kaiser shifted the product mix of its Trentwood rolling mill toward higher value added product lines, such as heat treat sheet and plate, automotive brazing sheet and beverage can lid and tab stock, and away from beverage can body stock, wheel and common alloy tread products in an effort to enhance its profitability.

      Engineered Products Business Unit
      The engineered products business unit operates soft-alloy extrusion facilities in Los Angeles, California; Sherman, Texas; Tulsa, Oklahoma;
Richmond, Virginia; and London, Ontario, Canada; rod and bar extrusion facilities in Newark, Ohio, and Jackson, Tennessee, which produce screw machine stock, redraw rod, forging stock, and billet; and a facility in Richland,
Washington, which produces seamless tubing in both hard and soft alloys for the automotive, other transportation, export, recreation, agriculture and other industrial markets. The business unit also produces drawn tube in both hard and soft alloys at a facility in Chandler, Arizona, that it purchased in May 2000.

      The business unit also operates forging facilities at Oxnard, California and Greenwood, South Carolina. The business unit sells forged parts to customers in the automotive, commercial vehicle and ordnance markets.

   COMPETITION

      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" in this section for cautionary information with respect to such forward-looking statements.

      Kaiser competes globally with producers of bauxite, alumina, primary aluminum, and fabricated aluminum products. Many of Kaiser's competitors have greater financial resources than Kaiser. Primary aluminum and, to some degree, alumina are commodities with generally standard qualities, and competition in the sale of these commodities is based primarily upon price, quality and availability. Aluminum competes in many markets with steel, copper, glass, plastic, and other materials. Kaiser competes with numerous domestic and international fabricators in the sale of fabricated aluminum products. Kaiser manufactures and markets fabricated aluminum products for the transportation, packaging, construction, and consumer durables markets in the United States and abroad. Sales in these markets are made directly and through distributors to a large number of customers. Competition in the sale of fabricated products is based upon quality, availability, price and service, including delivery performance. Kaiser concentrates its fabricating operations on selected products in which it believes it has production expertise, high-quality capability, and geographic and other competitive advantages. Kaiser believes that, assuming the current relationship between worldwide supply and demand for alumina and primary aluminum does not change materially, the loss of any one of Kaiser's customers, including intermediaries, would not have a material adverse effect on its financial condition or results of operations. See also the description of the business units above.

      LABOR MATTERS

      As a result of the September 1998 strike by the United Steelworkers of
America ("USWA") and the subsequent "lock-out" by Kaiser in January 1999, and prior to the settlement in September 2000, Kaiser was operating five of its U.S.
facilities with salaried employees and other employees. Under the terms of the settlement, USWA members generally returned to the affected plants during
October 2000. Although the USWA dispute has been settled and the workers have returned to the facilities, two allegations of unfair labor practices ("ULPS")
remain in connection with the USWA strike and subsequent lock-out. Kaiser believes that these charges are without merit. See Note 12 to the Consolidated
Financial Statements of Kaiser, which are included as Exhibit 99.3 hereto, for a discussion of the ULPs.

      ASBESTOS-RELATED LIABILITY AND EXPECTED RECOVERIES

      Kaiser is a defendant in a number of asbestos lawsuits that generally relate to products it has not sold for more than 20 years. Kaiser believes that it has insurance coverage available to recover a substantial portion of its asbestos-related costs. For the year ended December 31, 2000, a total of approximately $99.5 million of asbestos-related settlements and defense costs were paid and partial insurance reimbursements for asbestos-related matters totaling approximately $62.8 million were received. See Note 12 to the
Consolidated Financial Statements of Kaiser, which are included as Exhibit 99.3 hereto, for additional information.

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

TIMBER HARVESTING LITIGATION

      On January 28, 1997, an action was filed against Pacific Lumber entitled
Ecological Rights Foundation, Mateel Environmental v. Pacific Lumber (the "ERF
LAWSUIT") in the U.S. District Court in the Northern District of California (No.
97-0292). This action alleges that Pacific Lumber has discharged pollutants into federal waterways, and plaintiffs are seeking to enjoin Pacific Lumber from continuing such actions, civil penalties of up to $25,000 per day for each violation, remediation and other damages. This case was dismissed by the
District Court on August 19, 1999, but the dismissal was reversed by the U.S.
Court of Appeals for the Ninth Circuit on October 30, 2000 and the case was remanded to the District Court, but no further proceedings have occurred. The
Company believes that it has strong factual and legal defenses with respect to the ERF lawsuit; however, there can be no assurance that it will not have a material adverse effect on its financial position, results of operations or liquidity.

      On March 5, 2001, the parties reached an agreement to settle the lawsuit entitled Jennie Rollins, et al. v. Charles Hurwitz, John Campbell, Pacific
Lumber, MAXXAM Group Holdings Inc., Scotia Pacific Holding Company, MAXXAM Group
Inc., MAXXAM Inc., Barnum Timber Company, et al. (No. 9700400) (the "ROLLINS
LAWSUIT") filed in the Superior Court of Humboldt County. Substantially all of
the amounts to be paid to the plaintiffs will be paid by the Company's insurers.
Still pending is a similar action entitled Kristi Wrigley, et al. v. Charles
Hurwitz, John Campbell, Pacific Lumber, MAXXAM Group Holdings Inc., Scotia
Pacific Holding Company, MAXXAM Group Inc., MAXXAM Inc., Scotia Pacific Company
LLC, et al. (No. 9700399) (the "WRIGLEY LAWSUIT") filed on December 2, 1997 in the Superior Court of Humboldt County. This action alleges, among other things, that defendants' logging practices have contributed to an increase in flooding and damage to domestic water systems in a portion of the Elk River watershed.
Plaintiffs further allege that in order to have THPs approved in connection with these areas, the defendants submitted false information to the CDF in violation of California's business and professions code and the Racketeering Influence and
Corrupt Practices Act. The Company believes that it has strong factual and legal defenses with respect to the Wrigley lawsuit; however, there can be no assurance that it will not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

      On March 31, 1999, an action entitled Environmental Protection Information
Association, Sierra Club v. California Department of Forestry and Fire
Protection, California Department of Fish and Game, The Pacific Lumber Company,
Scotia Pacific Company LLC, Salmon Creek Corporation, et al. (No. 99CS00639)
(the "EPIC-SYP/PERMITS LAWSUIT") was filed alleging, among other things, that the CDF and the CDFG violated the CEQA and the CESA with respect to the SYP and the Permits issued by California. This action is now pending in Humboldt County,
California (No. CV-990445). The plaintiffs seek, among other things, injunctive relief to set aside the CDF's and the CDFG's decisions approving the SYP and the
Permits issued by California. On March 31, 1999, an action entitled United
Steelworkers of America, AFL-CIO, CLC, and Donald Kegley v. California
Department of Forestry and Fire Protection, The Pacific Lumber Company, Scotia
Pacific Company LLC and Salmon Creek Corporation (No. 99CS00626) (the "USWA
LAWSUIT") was filed alleging, among other things, violations of the Forest
Practice Act in connection with the CDF's approval of the SYP. This action is now pending in Humboldt County, California (No. CV- 990452). The plaintiffs seek to prohibit the CDF from approving any THPs relying on the SYP. The EPIC-
SYP/Permits lawsuit and the USWA lawsuit have been set for trial in November
2001. The Company believes that appropriate procedures were followed throughout the public review and approval process concerning the Environmental Plans, and the Company is working with the relevant government agencies to defend the USWA lawsuit and the EPIC- SYP/Permits lawsuit.

      On March 10, 2000, a lawsuit entitled Environmental Protection Information
Center, Sierra Club v. California Department of Fish and Game, The Pacific
Lumber Company and Does XI-XX (THP 520) (No. CV-00170) (the "EPIC/THP 97-520
LAWSUIT") was filed in the Superior Court of Humboldt County. Plaintiffs allege, among other things, that the CDF violated the Forest Practice Act and the
California Public Resources Code by approving an amendment to THP 97-520 (which covers approximately 700 acres of timberlands adjoining the Headwaters
Timberlands) as a "minor" amendment. The plaintiffs seek an order requiring the
CDF to withdraw its approval of the minor amendment to THP 97-520, and enjoining
Pacific Lumber from harvesting under THP 97-520. In July 2000, the Court issued a preliminary injunction enjoining Pacific Lumber from harvesting under THP
97-520. The EPIC/THP 97-520 lawsuit was supposed to begin trial on March 5,
2001, but was postponed and a new trial date has not been set. On March 6, 2001, the CDF approved a "major" amendment of THP 97-520 which allows for winter operations and restates the changes in the minor amendment. As a result of this approval, the Company believes that it should be able to obtain relief from the injunction and begin harvesting. Therefore, although the EPIC/THP 97-520 lawsuit has yet to conclude, the Company believes it will not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

      In February 2001, Pacific Lumber received a letter from the Environmental
Protection Information Association of its 60-day notice of intent to sue Pacific
Lumber under the federal Clean Water Act ("CWA"). The letter alleges a number of violations of the CWA by Pacific Lumber in certain watersheds since 1990. If filed, the lawsuit will purportedly seek declarative and injunction relief for past violations and to prevent future violations, as well as civil penalties.
Such civil penalties could be up to $25,000 per day for each continuing violation. The Company does not know when or if a lawsuit will be filed regarding this matter, or if a lawsuit is filed, the ultimate impact of such lawsuit on its consolidated financial condition or results of operations.

HUNSAKER ACTION

      On November 24, 1998, an action entitled William Hunsaker, et al. v.
Charles E. Hurwitz, Pacific Lumber, MAXXAM Group Inc., MXM Corp., Federated
Development Company and Does I-50 (No. C 98-4515) was filed in the United States
District Court for the Northern District of California (the "HUNSAKER ACTION").
This action alleges, among other things, that a class consisting of the vested employees and retirees of the former Pacific Lumber Company (Maine) ("OLD
PALCO") is entitled to recover approximately $60.0 million of surplus funds allegedly obtained through deceit and fraudulent acts from the Old Palco retirement plan that was terminated in 1986 following acquisition by MAXXAM of
Pacific Lumber. Plaintiffs further allege that defendants violated RICO and engaged in numerous acts of unfair business practices in violation of
California's business and professions code. In addition to seeking the surplus funds, plaintiffs also seek, among other things, a constructive trust on the assets traceable from the surplus funds, plus interest, trebling of damages for violation of RICO, punitive damages, and injunctive and other relief. On March
30, 1999, the Court dismissed the lawsuit with prejudice and ordered the plaintiffs to pay the defendants' costs with respect to the lawsuit. On April
30, 1999, the plaintiffs appealed the dismissal, and on February 13, 2001, the
U.S. Ninth Circuit Court of Appeals heard such appeal, but has not yet rendered a decision. The Company believes that it has strong factual and legal defenses with respect to the Hunsaker action, and does not believe that the resolution of this matter will result in a material adverse effect on its financial position, results of operations or liquidity.

   OTHER LITIGATION MATTERS

      Kaiser is involved in significant legal proceedings, including asbestos and environmental litigation as well as litigation involving the Gramercy incident and the USWA strike. For further information, see Item 1.
"Business--Aluminum Operations--Business Operations," "--Labor Matters,"
"--Asbestos-Related Liquidity and Expected Recoveries" and "--Miscellaneous" as
well as Notes 2, 5 and 12 to Kaiser's Consolidated Financial Statements (Exhibit
99.3 hereto).

      The Company is involved in other claims, lawsuits and other proceedings.
While uncertainties are inherent in the final outcome of such matters and it is presently impossible to determine the actual costs that ultimately may be incurred or their effect on the Company, management believes that the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

                                     PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                MATTERS

      All of the Company's common stock is owned by MAXXAM. Accordingly, the
Company's common stock is not traded on any stock exchange and has no established public trading market. The 12% Senior Secured Notes due 2003 of the
Company (the "MGHI NOTES") are secured by the common stock of MGI, the Pledged
Kaiser Shares and a note receivable from MAXXAM. See Item 7. "Management's
Discussion and Analysis of Financial Condition and Results of
Operations--Financial Condition and Investing and Financing Activities" and Note
7 to the Consolidated Financial Statements appearing in Item 8.

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

      The Company also owns 27,938,250 shares of Kaiser common stock (the
"KAISER SHARES") representing a 35.1% interest in Kaiser on a fully diluted basis as of December 31, 2000. The Company follows the equity method of accounting for its investment in Kaiser. See Note 6 to the Notes to the
Consolidated Financial Statements for further information, including summarized financial information of Kaiser.

   RESULTS OF OPERATIONS

      The following table presents selected operational and financial information for the years ended December 31, 2000, 1999 and 1998:

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                     ------------------------------
                                                                                       2000      1999       1998
                                                                                     --------- ---------  ---------
                                                                                        (IN MILLIONS OF DOLLARS,
                                                                                      EXCEPT SHIPMENTS AND PRICES)
Shipments:
   Lumber: (1)
      Redwood upper grades.........................................................      15.8      24.6       41.9
      Redwood common grades........................................................     143.8     137.4      230.1
      Douglas-fir upper grades.....................................................      11.5      10.4        6.9
      Douglas-fir common grades....................................................      76.1      61.5       47.5
      Other........................................................................       5.9       8.7        7.0
                                                                                     --------- ---------  ---------
        Total lumber...............................................................     253.1     242.6      333.4
                                                                                     ========= =========  =========
   Wood chips (2)..................................................................     169.5     163.7      176.7
                                                                                     ========= =========  =========

Average sales price:
   Lumber: (3)
      Redwood upper grades.........................................................  $  1,798  $  1,531   $  1,478
      Redwood common grades........................................................       712       629        540
      Douglas-fir upper grades.....................................................     1,352     1,290      1,280
      Douglas-fir common grades....................................................       376       430        346
   Wood chips (4)..................................................................        67        77         70

Net sales:
   Lumber, net of discount.........................................................  $  175.3  $  165.3   $  211.6
   Wood chips......................................................................      11.3      12.5       12.3
   Cogeneration power(8)...........................................................       6.0       3.8        3.9
   Other...........................................................................       7.5       6.2        5.8
                                                                                     --------- ---------  ---------
      Total net sales..............................................................  $  200.1  $  187.8   $  233.6
                                                                                     ========= =========  =========
Operating income (loss)............................................................  $    7.3  $   (4.4)  $   40.6
                                                                                     ========= =========  =========
Operating cash flow (5)............................................................  $   27.0  $   12.6   $   63.1
                                                                                     ========= =========  =========
Income (loss) before income taxes(6)...............................................  $   39.3  $  177.9   $  (27.3)
                                                                                     ========= =========  =========
Net income (loss)(7)...............................................................  $   30.1  $  100.0   $  (59.8)
                                                                                     ========= =========  =========
--------------------

(1)   Lumber shipments are expressed in millions of board feet.
(2)   Wood chip shipments are expressed in thousands of bone dry units of 2,400 pounds.
(3)   Dollars per thousand board feet.
(4)   Dollars per bone dry unit.
(5)   Operating income before depletion and depreciation, also referred to as
      "EBITDA."
(6)   2000 results include a $60.0 million gain on the sale of the Owl Creek grove, and 1999 results include a $239.8 million gain on the sale of the
      Headwaters Timberlands.
(7)   2000 results include an extraordinary gain of $4.2 million, net of tax, on the repurchases of debt and 1998 results include an extraordinary loss of $41.8 million, net of tax, for the early extinguishment of debt.
(8)   As of December 31, 2000, the Company had receivables from Pacific Gas &
      Electric Company ("PG&E") of $2.2 million. PG&E is currently experiencing financial difficulties in connection with the power shortages in
      California, and therefore the collectibility of the receivables is uncertain. As of March 15, 2001, $0.9 million of this balance had been collected. Additional sales of power to PG&E have been made during the first quarter of 2001. As of March 15, 2001, the uncollected receivable balance attributable to sales made in 2000 and 2001 was $4.2 million.

      Net Sales
      Net sales for the year ended December 31, 2000, increased over the comparable prior year period primarily due to higher prices for redwood lumber and higher shipments of common grade redwood and Douglas-fir lumber. These improvements were offset in part by lower shipments of upper grade redwood lumber due to continuing reductions in the volume of old growth logs available for the production of lumber. The failure of government agencies to approve THPs in a timely manner continues to adversely affect log supply resulting in lower shipments and lower net sales. See "--Trends" below.

      Net sales declined from $233.6 million for the year ended December 31,
1998, to $187.8 million for the year ended December 31, 1999, primarily due to lower shipments of redwood lumber offset somewhat by higher shipments of
Douglas-fir lumber and higher lumber prices. The decrease in redwood lumber shipments is due to the reduction in the volume of logs available for the production of lumber products. A diminished supply of approved THPs reduced log supplies throughout 1999. Net sales for both 1999 and 1998 were also affected by the seasonal restrictions on Pacific Lumber's logging operations during wet weather and during the nesting seasons for both the northern spotted owl and the marbled murrelet.

      Operating Income (Loss)
      The Company had operating income for the year ended December 31, 2000, as compared to an operating loss for the comparable 1999 period, primarily due to the increase in net sales discussed above.

      The Company had an operating loss for the year ended December 31, 1999, as compared to operating income for the comparable 1998 period, primarily due to the decrease in net sales discussed above. Results for 1999 were also affected by higher costs and expenses due to higher logging costs as well as manufacturing inefficiencies resulting from production curtailments at the sawmills due to the lack of logs.

      Income (Loss) Before Income Taxes
      Income before income taxes for the year ended December 31, 2000, decreased from the comparable prior year period principally due to the 1999 gain on the sale of the Headwaters Timberlands of $239.8 million ($142.1 million net of deferred taxes). Included in 2000 is a gain on the sale of the Owl Creek grove of $60.0 million ($35.6 million net of deferred taxes). Income before income taxes for the year ended December 31, 2000, also reflects $5.9 million of equity income from Kaiser as compared to $19.2 million of equity loss from Kaiser in
1999.

      Income before income taxes for the year ended December 31, 1999, increased as compared to the 1998 period, primarily due to the gain on the sale of the
Headwaters Timberlands of $239.8 million offset by the operating loss discussed above. Income before income taxes for the year ended December 31, 1999, also reflects $19.2 million of equity loss from Kaiser, interest income earned from investing the net proceeds from the sale of the Headwaters Timberlands and higher earnings from marketable securities.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" and below for cautionary information with respect to such forward-looking statements.

      Note 7 to the Consolidated Financial Statements contains additional information concerning the Company's indebtedness and information concerning certain restrictive debt covenants. "MGHI PARENT" is used in this section to refer to the Company on a stand-alone basis without its subsidiaries.

      The following table summarizes certain data related to financial condition and to investing and financing activities of the Company and its subsidiaries.

                                                         Scotia      Pacific     MGI and       MGHI
                                                          LLC        Lumber       Other       PARENT       TOTAL
                                                       ----------  ----------   ----------  ----------  ----------
                                                                             (IN MILLIONS)
DEBT AND CREDIT FACILITIES (NOT INCLUDING
   INTERCOMPANY NOTES)
Short-term borrowings and current
   maturities of long-term debt:
   December 31, 2000.................................  $    16.4   $    37.1    $       -   $       -   $    53.5
   December 31, 1999.................................       15.9         0.1            -           -        16.0

Long-term debt, excluding current maturities:
   December 31, 2000(1)..............................  $   767.2   $     0.6    $       -   $   118.8   $   886.6
   December 31, 1999.................................      843.5         0.7            -       125.2       969.4

Revolving credit facilities:
   Facility amounts..................................  $    62.0   $    60.0    $     2.5   $       -   $   124.5
   December 31, 2000:
      Borrowings.....................................          -        37.0            -           -        37.0
      Letters of credit..............................          -        12.5            -           -        12.5
      Unused and available
        credit.......................................       62.0           -          2.5           -        64.5

CASH, CASH EQUIVALENTS, MARKETABLE SECURITIES AND
   OTHER INVESTMENTS
December 31, 2000:
   Current amounts restricted for debt service.......  $    45.8   $       -    $       -   $       -   $    45.8
   Other current amounts.............................       68.6         0.2         61.7        54.3       184.8
                                                       ----------  ----------   ----------  ----------  ----------
                                                           114.4         0.2         61.7        54.3       230.6
                                                       ----------  ----------   ----------  ----------  ----------

   Long-term amounts restricted for debt service(1)..       92.1           -            -           -        92.1
   Other long-term restricted amounts................        2.5           -          2.0           -         4.5
                                                       ----------  ----------   ----------  ----------  ----------
                                                            94.6           -          2.0           -        96.6
                                                       ----------  ----------   ----------  ----------  ----------
                                                       $   209.0   $     0.2    $    63.7   $     54.3   $  327.2
                                                       ==========  ==========   ==========  ==========  ==========

December 31, 1999:
   Current amounts restricted for debt service.......  $    15.9   $       -    $       -   $       -   $    15.9
   Other current amounts.............................        1.3        27.5        179.9         9.0       217.7
                                                       ----------  ----------   ----------  ----------  ----------
                                                            17.2        27.5        179.9         9.0       233.6
                                                       ----------  ----------   ----------  ----------  ----------

   Long-term amounts restricted for debt service.....      153.6           -            -           -       153.6
   Other long-term restricted amounts................        3.3           -          2.0           -         5.3
                                                       ----------  ----------   ----------  ----------  ----------
                                                           156.9           -          2.0           -       158.9
                                                       ----------  ----------   ----------  ----------  ----------
                                                       $   174.1   $    27.5    $   181.9   $     9.0   $   392.5
                                                       ==========  ==========   ==========  ==========  ==========

CHANGES IN CASH AND CASH EQUIVALENTS
Capital expenditures:
   December 31, 2000(3)..............................  $     8.2   $     4.1    $     1.7   $       -   $    14.0
   December 31, 1999(3)..............................       19.2         2.6          1.3           -        23.1
   December 31, 1998.................................       16.6         4.2          0.4           -        21.2

Net proceeds from dispositions of property and
   investments:
   December 31, 2000(4)..............................  $    67.0   $     0.3    $       -   $       -   $    67.3
   December 31, 1999(4)..............................        0.3           -        298.0           -       298.3
   December 31, 1998.................................          -         6.5          0.1           -         6.6

Borrowings (repayments) of debt and credit
   facilities, net of financing costs:
   December 31, 2000(1)..............................  $   (16.0)  $    37.0    $       -   $    (5.8)  $    15.2
   December 31, 1999(1)..............................       (9.0)       (0.1)        (4.7)         -        (13.8)
   December 31, 1998(2)..............................      488.9      (244.9)      (232.3)       (2.6)        9.1

Dividends and advances received (paid):
   December 31, 2000(5)..............................  $       -   $    23.7    $  (132.1)  $    63.4   $   (45.0)
   December 31, 1999.................................          -           -        (18.7)       18.7           -
   December 31, 1998(2)..............................     (532.8)      262.8        251.3        16.2        (2.5)
---------------------

(1)  The decrease in MGHI's and Scotia LLC's long-term debt between December 31,
     1999, and December 31, 2000, was due primarily to repurchases of debt. With respect to Scotia LLC, such repurchases were made using proceeds from the
     SAR Account, resulting in a decrease in long-term cash restricted for debt service. In addition, Scotia LLC made principal payments on the Timber
     Notes of $15.9 million and $8.2 million during the years ended December 31,
     2000 and 1999, respectively.
(2)  Scotia LLC issued the $867.2 million aggregate principal amount of Timber
     Notes on July 20, 1998. Proceeds from the offering of the Timber Notes were used primarily to prepay Scotia Pacific's 7.95% Timber Collateralized Notes due 2015 and to redeem the 10 1/2% Senior Notes due 2003 of Pacific Lumber, the 11 1/4% Senior Secured Notes due 2003 and the 12 1/4% Senior Secured
     Discount Notes due 2003 of MGI. On July 28, 1998, when the Timber Notes were issued, Scotia LLC paid a dividend of $526.1 million to Pacific
     Lumber, Pacific Lumber paid a dividend of $263.0 million to MGI, and MGI paid a dividend of $14.7 million to MGHI Parent.
(3)  Included in capital expenditures for 2000 and 1999 is $1.1 million and $13.2 million, respectively, for timberland acquisitions.
(4)  Net proceeds from dispositions of property and investments includes $67.0 million of proceeds in 2000 for Scotia LLC's sale of the Owl Creek grove and
     $299.9 million of gross proceeds in 1999 for Pacific Lumber's sale of the
     Headwaters Timberlands.
(5)  For the year ended December 31, 2000, $90.0 million of the dividends paid from MGI to MGHI were made using proceeds from the sale of the Headwaters
     Timberlands.  MGHI in turn paid a $45.0 million dividend to MAXXAM Parent.

      Subsequent to December 31, 2000, the Company repurchased $15.7 million of the MGHI Notes for $12.8 million. The Company expects that interest payments on the remaining $103.2 million of MGHI Notes will be paid with its existing cash and dividends paid by MGI to MGHI. Dividends from MGI are expected to be at least $14.9 million per year based on the minimum levels provided for under the indenture for the MGHI Notes.

      Substantially all of the Company's consolidated assets are owned by
Pacific Lumber, and a significant portion of Pacific Lumber's consolidated assets are owned by Scotia LLC. The holders of the Timber Notes have priority over the claims of creditors of Pacific Lumber with respect to the assets and cash flows of Scotia LLC. In the event Scotia LLC's cash flows are not sufficient to generate distributable funds to Pacific Lumber, Pacific Lumber would effectively be precluded from distributing funds to MGI and MGI in turn to
MGHI Parent.

      Proceeds from the sale of Owl Creek in December 2000 significantly improved the liquidity of the Company. Excluding such proceeds, the Company did not generate cash flows from operations in 2000 due principally to expenditures for certain working capital items and the need to fund losses. With respect to changes in working capital, $15.5 million of the decrease in cash and marketable securities was a result of the following items: an increase in inventories as the Company is rebuilding its lumber and log inventory levels and an increase in prepaid expenses primarily related to THP preparation costs.

      Scotia LLC has an agreement with a group of banks which allows it to borrow up to one year's interest on the Timber Notes (the "SCOTIA LLC LINE OF
CREDIT"). This facility expires on July 15, 2001, but it is expected to be renewed annually, subject to approval of the bank group. Pacific Lumber's revolving credit agreement (the "PACIFIC LUMBER CREDIT AGREEMENT"), a senior secured credit facility, expires on October 31, 2001, but it is expected to be renewed.

      On the January 22, 2001, note payment date for the Timber Notes, Scotia
LLC had $40.8 million set aside in the note payment account to pay the $31.0 million of interest due as well as $9.8 million of principal. Scotia LLC repaid an additional $3.3 million of principal on the Timber Notes using funds held in the SAR Account, resulting in a total principal payment of $13.1 million, an amount equal to Scheduled Amortization. In addition, Scotia LLC made a distribution to Pacific Lumber of $73.1 million, $63.9 million of which was made using funds from the sale of the Owl Creek grove and $9.2 million of which was made using excess funds released from the SAR Account.

      Capital expenditures were made during the past three years to improve production efficiency, reduce operating costs and acquire additional timberlands. Capital expenditures, excluding expenditures for timberlands, are estimated to be between $10.0 million and $13.0 million per year for the 2001 -
2003 period. Pacific Lumber and Scotia LLC may purchase additional timberlands from time to time as appropriate opportunities arise.

      MGHI Parent believes that its existing resources, together with the cash available from subsidiaries, will be sufficient to fund its debt service and working capital requirements for the next year. With respect to its long-term liquidity, MGHI Parent believes that its existing cash and cash resources, together with distributions from its subsidiaries, should be sufficient to meet its debt service and working capital requirements. However, there can be no assurance that this will be the case. Any adverse outcome of the regulatory and environmental matters described under "--Trends" below could materially adversely affect cash available from subsidiaries and therefore MGHI Parent's financial position, results of operations or liquidity.

      MGI and its subsidiaries anticipate that existing cash, cash equivalents, marketable securities, funds available from the SAR Account and available sources of financing will be sufficient to fund their working capital, debt service and capital expenditure requirements for the next year. With respect to their long-term liquidity, although MGI and its subsidiaries believe that their existing cash and cash equivalents should provide sufficient funds to meet their debt service and working capital requirements until such time as Pacific Lumber has adequate cash flows from operations and/or dividends from Scotia LLC, there can be no assurance that this will be the case. Furthermore, due to its highly leveraged condition, MGI is more sensitive than less leveraged companies to factors affecting its operations, including governmental regulation and litigation affecting its timber harvesting practices (see "--Trends" below and
Note 11 to the Consolidated Financial Statements), increased competition from other lumber producers or alternative building products and general economic conditions.

TRENDS

      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" and below for cautionary information with respect to such forward-looking statements.

      Regulatory and environmental matters play a significant role in the
Company's operations. See Item 1. "Business--Forest Products
Operations--Regulatory and Environmental Factors" and Note 11 to the
Consolidated Financial Statements for a discussion of these matters. Regulatory compliance and related litigation have increased the cost of logging operations, and Pacific Lumber has also been adversely affected by a lack of available logs as a result of a severely diminished supply of available THPs, resulting in delayed or reduced harvest and in lower shipments of lumber and lower net sales.

      With the consummation of the Headwaters Agreement, Pacific Lumber has completed its work in connection with preparation of the Environmental Plans;
however, significant additional work continues to be required in connection with their implementation. As a result of the implementation process, 1999 was a transition period for Pacific Lumber with respect to the filing and approval of its THPs. The transition period continued into 2000 and is expected to continue into 2001. Although the rate of submissions and approvals of THPs during 2000 is higher than that for 1999, monthly submissions and approvals continue to be slower than Pacific Lumber's expectations and slower than Pacific Lumber had experienced prior to 1998, principally because government agencies have failed to approve THPs in a timely manner. Nevertheless, Pacific Lumber anticipates that after a transition period, the implementation of the Environmental Plans will streamline the process of preparing THPs and potentially shorten the time to obtain approval of THPs.

      There can be no assurance that Pacific Lumber will not continue to experience difficulties in receiving approvals of its THPs similar to those it has been experiencing. Furthermore, there can be no assurance that certain pending legal, regulatory and environmental matters or future governmental regulations, legislation or judicial or administrative decisions, or adverse weather conditions, would not have a material adverse effect on the Company's financial position, results of operations or liquidity. See Item 3. "Legal
Proceedings" and Note 11 to the Consolidated Financial Statements for further information regarding regulatory and legal proceedings affecting the Company's operations.

ACCOUNTING PRONOUNCEMENTS

      See Note 1 to the Consolidated Financial Statements for a discussion of
Statement of Financial Accounting Standards No. 133, "Accounting for Derivative
Instruments and Hedging Activities" and Statement of Financial Accounting
Standards No. 138, "Accounting for Certain Derivative Instruments and Certain
Hedging Activities-An Amendment of FASB Statement No. 133" which Kaiser, the
Company's equity investee implemented on January 1, 2001.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      This item is not applicable for the Company and its subsidiaries; however,
Kaiser, the Company's equity investee, utilizes hedging transactions to lock-in a specified price or range of prices for certain products which it sells or consumes and to mitigate its exposure to changes in foreign currency exchange rates. See Item 7A. "Quantitative and Qualitative Disclosures About Market Risk"
from Kaiser's Annual Report on Form 10-K (included as Exhibit 99.4 hereto) for information regarding Kaiser's hedging activities.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To MAXXAM Group Holdings Inc.:

      We have audited the accompanying consolidated balance sheets of MAXXAM
Group Holdings Inc. (a Delaware corporation and a wholly owned subsidiary of
MAXXAM Inc.) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholder's deficit and cash flows for each of the three years in the period ended December 31, 2000. These financial statements and the schedule referred to below are the responsibility of the
Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MAXXAM Group
Holdings Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

      Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in Item
14(a)(2) of this Form 10-K is presented for purposes of complying with the
Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

                                                          ARTHUR ANDERSEN LLP

San Francisco, California
March 15, 2001

                   MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
               (IN MILLIONS OF DOLLARS, EXCEPT SHARE INFORMATION)

                                                                                                 DECEMBER 31,
                                                                                            -----------------------
                                                                                               2000        1999
                                                                                            ----------  -----------
ASSETS:

Current assets:
   Cash and cash equivalents..............................................................  $   201.7   $    189.8
   Marketable securities..................................................................       28.9         43.8
   Receivables:
      Trade...............................................................................       10.4         10.9
      Receivables from MAXXAM Inc.........................................................        6.6          6.3
      Other...............................................................................        4.0          2.8
   Inventories............................................................................       55.1         44.6
   Prepaid expenses and other current assets..............................................       14.2         17.7
                                                                                            ----------  -----------
        Total current assets..............................................................      320.9        315.9
Property, plant and equipment, net of accumulated depreciation of $102.9 and
   $93.7, respectively....................................................................      100.0        100.4
Timber and timberlands, net of accumulated depletion of $183.8 and $180.6,
   respectively...........................................................................      244.3        254.1
Note receivable from MAXXAM Inc...........................................................      164.5        147.8
Investment in Kaiser Aluminum Corporation.................................................       27.6         21.9
Deferred financing costs, net.............................................................       19.8         23.6
Deferred income taxes.....................................................................       27.3        100.3
Restricted cash, marketable securities and other investments..............................       96.6        158.9
Other assets..............................................................................        7.9          8.8
                                                                                            ----------  -----------
                                                                                            $ 1,008.9   $  1,131.7
                                                                                            ==========  ===========

LIABILITIES AND STOCKHOLDER'S DEFICIT:

Current liabilities:
   Accounts payable.......................................................................  $     6.2   $      6.1
   Accrued interest.......................................................................       32.4         34.5
   Accrued compensation and related benefits..............................................        8.2          3.7
   Deferred income taxes..................................................................       10.0          7.0
   Other accrued liabilities..............................................................        3.6          5.3
   Short-term borrowings and current maturities of long-term debt.........................       53.5         16.0
                                                                                            ----------  -----------
        Total current liabilities.........................................................      113.9         72.6
Long-term debt, less current maturities...................................................      886.6        969.4
Deferred income taxes.....................................................................       31.2         78.8
Other noncurrent liabilities..............................................................       26.6         45.8
                                                                                            ----------  -----------
        Total liabilities.................................................................    1,058.3      1,166.6
                                                                                            ----------  -----------

Contingencies

Stockholder's deficit:
   Common stock, $1.00 par value; 3,000 shares authorized; 1,000 shares issued............          -            -
   Additional capital.....................................................................      123.2        123.2
   Accumulated deficit....................................................................     (172.6)      (157.7)
   Accumulated other comprehensive loss...................................................          -         (0.4)
                                                                                            ----------  -----------
        Total stockholder's deficit.......................................................      (49.4)       (34.9)
                                                                                            ----------  -----------
                                                                                            $ 1,008.9   $  1,131.7
                                                                                            ==========  ===========

   The accompanying notes are an integral part of these financial statements.

                   MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                            (IN MILLIONS OF DOLLARS)

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                -----------------------------------
                                                                                   2000        1999        1998
                                                                                ----------  ----------  -----------
Net sales:
   Lumber and logs............................................................  $   178.8   $   165.5   $    213.1
   Other......................................................................       21.3        22.3         20.5
                                                                                ----------  ----------  -----------
                                                                                    200.1       187.8        233.6
                                                                                ----------  ----------  -----------

Operating expenses:
   Cost of goods sold.........................................................      157.4       159.5        155.3
   Selling, general and administrative expenses...............................       15.7        15.7         15.2
   Depletion and depreciation.................................................       19.7        17.0         22.5
                                                                                ----------  ----------  -----------
                                                                                    192.8       192.2        193.0
                                                                                ----------  ----------  -----------

Operating income (loss).......................................................        7.3        (4.4)        40.6

Other income (expense):
   Gains on sales of timberlands..............................................       60.0       239.8            -
   Equity in earnings (loss) of Kaiser Aluminum Corporation...................        5.9       (19.2)         0.1
   Investment, interest and other income (expense), net.......................       45.6        44.5         23.6
   Interest expense...........................................................      (79.5)      (82.8)       (91.6)
                                                                                ----------  ----------  -----------
Income (loss) before income taxes.............................................       39.3       177.9        (27.3)
Credit (provision) in lieu of income taxes....................................      (13.4)      (77.9)         9.3
                                                                                ----------  ----------  -----------
Income (loss) before extraordinary items......................................       25.9       100.0        (18.0)
Extraordinary items:
   Loss on early extinguishment of debt, net of
      credit in lieu of income taxes of $23.6.................................          -           -        (41.8)
   Gains on repurchases of debt, net of provision in lieu of income
      taxes of $2.4...........................................................        4.2           -            -
                                                                                ----------  ----------  -----------
Net income (loss).............................................................  $    30.1   $   100.0   $    (59.8)
                                                                                ==========  ==========  ===========

   The accompanying notes are an integral part of these financial statements.

                   MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIT
              (IN MILLION OF DOLLARS, EXCEPT PER SHARE INFORMATION)

                                                                                    ACCUMU-
                                                                                     LATED
                                                                                     OTHER
                                                                                    COMPRE-                 COMPRE-
                                                  COMMON      ADDI-     ACCUM-      HENSIVE                 HENSIVE
                                                   STOCK     TIONAL     ULATED       INCOME                 INCOME
                                                ($1.00 PAR)  CAPITAL    DEFICIT      (LOSS)      TOTAL      (LOSS)
                                                ---------- ----------  ----------  ----------  ----------  ----------
Balance, December 31, 1997....................  $       -  $   123.2   $  (195.4)  $     1.0   $   (71.2)
   Net loss...................................          -          -       (59.8)          -       (59.8)  $   (59.8)
   Equity in Kaiser Aluminum Corporation's
      reduction of pension liability reversal.          -          -           -        (1.0)       (1.0)       (1.0)
                                                                                                           ----------
   Comprehensive loss.........................                                                             $   (60.8)
                                                                                                           ==========
   Dividend...................................          -          -        (2.5)          -        (2.5)
                                                ---------- ----------  ----------  ----------  ----------
Balance, December 31, 1998....................          -      123.2      (257.7)          -      (134.5)
   Net income.................................          -          -       100.0           -       100.0   $   100.0
   Equity in Kaiser Aluminum
      Corporation's additional minimum
      pension liability.......................          -          -           -        (0.4)       (0.4)       (0.4)
                                                                                                           ----------
   Comprehensive income.......................                                                             $    99.6
                                                ---------- ----------  ----------  ----------  ----------  ==========
Balance, December 31, 1999....................          -      123.2      (157.7)       (0.4)      (34.9)
   Net income.................................          -          -        30.1           -        30.1   $    30.1
   Equity in Kaiser Aluminum
      Corporation's additional minimum
      pension liability.......................          -          -           -        (0.2)       (0.2)       (0.2)
   Change in value of available-for-sale
   investments................................          -          -           -         0.6         0.6         0.6
                                                                                                           ----------
   Comprehensive income.......................                                                             $    30.5
                                                                                                           ==========
   Dividend...................................          -          -       (45.0)          -      (45.0)
                                                ---------- ----------  ----------  ----------  ---------
Balance, December 31, 2000....................  $       -  $   123.2   $  (172.6)  $       -   $  (49.4)
                                                ========== ==========  ==========  ==========  =========

   The accompanying notes are an integral part of these financial statements.

                   MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
             (IN MILLIONS OF DOLLARS, EXCEPT PER SHARE INFORMATION)

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                     ------------------------------
                                                                                       2000      1999       1998
                                                                                     --------- ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)................................................................ $   30.1  $  100.0   $  (59.8)
   Adjustments to reconcile net income (loss) to net cash provided by (used for)
      operating activities:
      Depletion and depreciation....................................................     19.7      17.0       22.5
      Gains on sales of timberlands.................................................    (60.0)   (239.8)         -
      Extraordinary loss (gains) on early extinguishments (repurchases) of debt, net     (4.2)        -       41.8
      Equity in undistributed loss (earnings) of Kaiser Aluminum Corporation........     (5.9)     19.2       (0.1)
      Amortization of deferred financing costs and discounts on long-term debt......      2.3       2.4       11.5
      Net gains on marketable securities............................................    (15.1)    (11.5)      (2.9)
      Deferral of interest payment on note receivable from MAXXAM Inc...............    (16.7)    (15.0)      (7.8)
   Increase (decrease) in cash resulting from changes in:
      Receivables...................................................................     (1.5)     (2.8)       1.0
      Inventories, net of depletion.................................................    (12.2)     (2.1)      14.0
      Prepaid expenses and other assets.............................................     (3.3)     (2.8)      (2.7)
      Accounts payable..............................................................      0.1       2.7       (0.3)
      Accrued interest..............................................................     (2.1)     (0.3)       4.0
      Other accrued liabilities.....................................................      0.1      (0.7)       1.3
      Accrued and deferred income taxes.............................................     13.9      76.3      (10.5)
      Long-term assets and long-term liabilities....................................      2.1      (2.1)       0.7
                                                                                     --------- ---------  ---------
        Net cash provided by (used for) operating activities........................    (52.7)    (59.5)      12.7
                                                                                     --------- ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net proceeds from dispositions of property and investments.......................     67.3     298.3        6.6
   Net sales (purchases) of marketable securities...................................     30.5      (4.7)      42.6
   Capital expenditures.............................................................    (14.0)    (23.1)     (21.2)
   Restricted cash withdrawals used to acquire timberlands..........................      0.8      12.9        8.9
                                                                                     --------- ---------  ---------
        Net cash provided by investing activities...................................     84.6     283.4       36.9
                                                                                     --------- ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt.........................................        -         -      867.2
   Premiums for early retirement of debt............................................        -         -      (45.5)
   Net borrowings under revolving credit agreements.................................     37.0         -          -
   Incurrence of deferred financing costs...........................................        -      (0.7)     (22.4)
   Redemptions, repurchases of and principal payments on long-term debt.............    (21.8)    (13.1)    (796.8)
   Dividends paid to stockholder....................................................    (45.0)        -       (2.5)
   Other restricted cash withdrawals (deposits), net................................      9.8    (171.1)       9.4
                                                                                     --------- ---------  ---------
        Net cash provided by (used for) financing activities........................    (20.0)   (184.9)       9.4
                                                                                     --------- ---------  ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS...........................................     11.9      39.0       59.0
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR......................................    189.8     150.8       91.8
                                                                                     --------- ---------  ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR............................................ $  201.7  $  189.8   $  150.8
                                                                                     ========= =========  =========

   The accompanying notes are an integral part of these financial statements.

                   MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF PRESENTATION

      The consolidated financial statements include the accounts of MAXXAM Group
Holdings Inc. and its wholly owned subsidiaries. All references to the "COMPANY"
or "MGHI" include MAXXAM Group Holdings Inc. and its wholly owned subsidiaries, unless otherwise indicated or the context indicates otherwise. MGHI is a wholly owned subsidiary of MAXXAM Inc. ("MAXXAM"). Intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior years' financial statements to be consistent with the current year's presentation.

      The Company's wholly owned subsidiary, MAXXAM Group Inc. ("MGI"), and its wholly owned subsidiaries, The Pacific Lumber Company ("PACIFIC LUMBER") and
Britt Lumber Co., Inc. ("BRITT") are engaged in forest products operations.
Pacific Lumber's principal wholly owned subsidiaries are Scotia Pacific Company
LLC ("SCOTIA LLC") and Salmon Creek LLC ("SALMON CREEK"). MGI operates in several principal aspects of the lumber industry - the growing and harvesting of redwood and Douglas-fir timber, the milling of logs into lumber and the manufacture of lumber into a variety of finished products. Housing, construction and remodeling are the principal markets for the Company's lumber products.

      In addition, the Company has 27,938,250 shares of the common stock of
Kaiser Aluminum Corporation ("KAISER") which represented a 35.1% equity interest in Kaiser at December 31, 2000.

   USE OF ESTIMATES AND ASSUMPTIONS

      The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published and (iii) the reported amount of revenues and expenses recognized during each period presented. The Company reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to filing the consolidated financial statements with the Securities and Exchange
Commission. Adjustments made using estimates often relate to improved information not previously available. Uncertainties regarding such estimates and assumptions are inherent in the preparation of the Company's consolidated financial statements; accordingly, actual results could differ from estimates, and it is possible that the subsequent resolution of any one of the contingent matters described in Note 11 could differ materially from current estimates. The results of an adverse resolution of such uncertainties could have a material effect on the Company's consolidated financial position, results of operations or liquidity.

   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Prepaid Expenses and Other Current Assets; Other Long-term Assets
      Direct costs associated with the preparation of timber harvesting plans
("THPS") are capitalized and reflected in prepaid expenses and other current assets on the balance sheet. These costs are expensed as the timber covered by the related THP is harvested. Costs associated with the preparation of a sustained yield plan ("SYP") and a multi-species habitat conservation plan
("HCP") are capitalized and reflected in other long-term assets. These costs are being amortized over 10 years.

      Timber and Timberlands
      Timber and timberlands are stated at cost, net of accumulated depletion.
Depletion is computed utilizing the unit-of-production method based upon estimates of timber values and quantities.

      Concentrations of Credit Risk
      Cash equivalents and restricted marketable securities are invested primarily in commercial paper as well as other types of corporate and government debt obligations. The Company has mitigated its concentration of credit risk with respect to these investments by purchasing high grade investments (ratings of A1/P1 short-term or at least AA/aa long- term debt). No more than 10% is invested in the same issue. Unrestricted marketable securities are invested in corporate common stocks and option contracts. These investments are managed by a financial institution, and investments are limited to no more than 4.9% of an individual company's stock.

      The Company had three customers which accounted for 11.1%, 7.1% and 5.6%
of total net lumber sales for the year ended December 31, 2000. Trade receivables from these customers totaled $1.3 million as of December 31, 2000.
As of December 31, 2000, the Company had receivables from Pacific Gas & Electric
Company ("PG&E") of $2.2 million. PG&E is currently experiencing financial difficulties in connection with the power shortages in California, and therefore the collectibility of the receivables is uncertain. As of March 15, 2001, $0.9 million of this balance had been collected. Additional sales of power to PG&E have been made during the first quarter of 2001. As of March 15, 2001, the uncollected receivable balance attributable to sales made in 2000 and 2001 was
$4.2 million.

      Revenue Recognition
      Revenues from the sale of logs, lumber products and by-products are recorded when the legal ownership and the risk of loss passes to the buyer, which is generally at the time of shipment.

      Deferred Financing Costs
      Costs incurred to obtain debt financing are deferred and amortized over the estimated term of the related borrowing. The amortization of deferred financing costs expense is included in interest expense on the income statement.

      Accounting Pronouncements for Derivative Financial Instruments - Kaiser
      Beginning with the quarterly period ending March 31, 2001, Kaiser will begin reporting derivative activities consistent with Statement of Financial
Accounting Standards No. 133, "Accounting for Derivative Financial Instruments
and Hedging Activities" ("SFAS NO. 133"). Statement of Financial Accounting
Standards No. 138, "Accounting for Certain Derivatives and Certain Hedging
Activities-An Amendment of FASB Statement No. 133" ("SFAS NO. 138"), which amends certain requirements of SFAS No. 133, was issued in June 2000. SFAS No.
133 requires companies to recognize all derivative instruments as assets or liabilities in the balance sheet and to measure those instruments at fair value.
Kaiser, the Company's equity investee, has hedging programs which use various derivative products to "lock- in" a price (or range of prices) for products sold or used so that earnings and cash flows are subject to a reduced risk of volatility. Changes in the market value of Kaiser's derivative instruments represent unrealized gains or losses. Such unrealized gains or losses will change based on prevailing market prices at each subsequent balance sheet date, until the transaction occurs. Under SFAS No. 133, these changes are reflected as an increase or reduction in stockholders' equity through either other comprehensive income or net income, depending on the nature of the hedging instrument used and its effectiveness at offsetting changes in market prices for the hedged item. To the extent that changes in the market value of Kaiser's hedging positions are initially recorded in other comprehensive income, such changes are reversed from other comprehensive income (net of any fluctuations in other "open hedging" positions) and are reflected in traditional net income upon the occurrence of the transactions to which the hedges relate. Under the equity method of accounting which the Company follows in accounting for its investment in Kaiser, the Company will reflect its equity share of Kaiser's adjustments through either other comprehensive income or traditional net income, as appropriate.

      SFAS No. 133 requires that as of the date of the initial adoption, the difference between the market value of derivative instruments and the previous carrying amount of those derivatives recorded on Kaiser's consolidated balance sheet be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. As previously discussed, this impact will be reflected in Kaiser's first quarter 2001 financial statements, and in turn the Company's equity share of the impact will be reflected in its first quarter 2001 financial statements. The adoption of
SFAS No. 133 resulted in a pre-tax benefit of $7.4 million to other comprehensive income and a pre-tax charge of $6.6 million to earnings.

2.    SIGNIFICANT ACQUISITIONS AND DISPOSITIONS

      Headwaters Transactions
      On March 1, 1999, the United States and California acquired the Headwaters
Timberlands, approximately 5,600 acres of timberlands containing a significant amount of virgin old growth timber, from Pacific Lumber and its wholly owned subsidiary, Salmon Creek. Salmon Creek received $299.9 million for its 4,900 acres, and for its 700 acres Pacific Lumber received the 7,700 acre Elk River
Timberlands, which Pacific Lumber contributed to Scotia LLC in June 1999. See
Note 11 below for a discussion of additional agreements entered into on March 1,
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

      Scotia LLC and Pacific Lumber also entered into agreements with California for the sale of two timber properties known as the Owl Creek grove and the
Grizzly Creek grove. On December 29, 2000, Scotia LLC sold the Owl Creek grove to California for $67.0 million, resulting in a pre-tax gain of $60.0 million.
Under a separate agreement, California must purchase from Pacific Lumber all or a portion of the Grizzly Creek grove for a purchase price to be determined based on its fair market value, but not to exceed $19.9 million. This transaction has not been completed. The original October 31, 2000, date for completing the sale of the Grizzly Creek grove has been extended to December 31, 2001. California also has a five year option under the Grizzly Creek agreement to purchase additional property in the Grizzly Creek grove. The sale of the Grizzly Creek grove will not be reflected in the Company's financial statements until it has been concluded.

3.    CASH, MARKETABLE SECURITIES AND OTHER INVESTMENTS

      Cash equivalents consist of highly liquid money market instruments with original maturities of three months or less. As of December 31, 2000 and 1999, the carrying amounts approximated fair value.

      Marketable securities consist primarily of investments in debt securities and long and short positions in corporate common stocks and option contracts.
The Company determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determinations at each balance sheet date. Debt securities are classified as "held-to-maturity" when the Company has the positive intent and ability to hold the securities to maturity. Debt securities which the Company does not have the intent or ability to hold to maturity are classified as "available-for- sale." "Held-to-maturity"
securities are stated at amortized cost. Debt securities classified as
"held-to-maturity" as of December 31, 2000 and 1999, totaled $18.9 million and
$169.1 million, respectively, and had a fair market value of $18.9 million and
$168.5 million, respectively. "Available-for-sale" securities are carried at fair market value, with the unrealized gains and losses included in other comprehensive income and reported in stockholder's deficit. The fair value of substantially all securities is determined by quoted market prices. Marketable securities which are considered "trading" securities consist of long and short positions in corporate common stocks and option contracts and are carried at fair value. The cost of the securities sold is determined using the first-in, first-out method. Included in investment, interest and other income (expense), net for each of the three years in the period ended December 31, 2000 were: 2000
- net realized gains of $13.7 million and net unrealized gains of $0.4 million;
1999 - net realized gains of $12.5 million and net unrealized losses of $0.9 million; 1998 - net realized gains of $5.1 million and net unrealized losses of
$2.2 million.

      Other investments included in long-term restricted cash, marketable securities and other investments includes $10.1 million as of December 31, 2000, invested in a limited partnership which invests in marketable securities. The carrying amount for this investment reflects the market value of the underlying securities.

      Cash, marketable securities and other investments include the following amounts which are restricted (in millions):

                                                                                                December 31,
                                                                                       ----------------------------
                                                                                           2000           1999
                                                                                       -------------  -------------
Current assets:
   Cash and cash equivalents:
      Amounts held as security for short positions in marketable securities..........  $        9.2   $       27.1
      Other restricted cash and cash equivalents.....................................          29.2              -
                                                                                       -------------  -------------
                                                                                               38.4           27.1
                                                                                       -------------  -------------
   Marketable securities, restricted:
      Amounts held in SAR Account....................................................          16.3           15.9
                                                                                       -------------  -------------

Long-term restricted cash, marketable securities and other investments:
   Amounts held in SAR Account.......................................................         144.4          153.2
   Amounts held in Prefunding Account................................................           2.5            3.3
   Other amounts restricted under the Timber Notes Indenture.........................           0.4            0.4
   Other long-term restricted cash...................................................           2.0            2.0
   Less:  Amounts attributable to Timber Notes held in SAR Account...................         (52.7)             -
                                                                                       -------------  -------------
                                                                                               96.6          158.9
                                                                                       -------------  -------------

Total restricted cash, marketable securities and other investments...................  $      151.3   $      201.9
                                                                                       =============  =============

      Amounts in the Scheduled Amortization Reserve Account (the "SAR ACCOUNT")
are being held by the trustee under the indenture (the "TIMBER NOTES INDENTURE")
to support principal payments on Scotia LLC's Class A-1, Class A-2 and Class A-3
Timber Collateralized Notes due 2028 (the "TIMBER NOTES"). See Note 7 for
further discussion on the SAR Account. Amounts held in the "PREFUNDING ACCOUNT"
by the trustee are to be used by Scotia LLC to acquire additional timberlands.
The current portion of the SAR Account is determined based on the liquidity needs of Scotia LLC which corresponds directly with the current portion of
Scheduled Amortization.

4.    INVENTORIES

      Inventories are stated at the lower of cost or market. Cost is primarily determined using the last-in, first-out ("LIFO") method not in excess of market value. Replacement cost is not in excess of LIFO cost. Inventory costs consist of material, labor and manufacturing overhead, including depreciation and depletion. Inventories consist of the following (in millions):

                                                                                                   DECEMBER 31,
                                                                                               --------------------
                                                                                                 2000       1999
                                                                                               ---------  ---------
Lumber........................................................................................ $   34.0   $   23.2
Logs..........................................................................................     21.1       21.4
                                                                                               ---------  ---------
                                                                                               $   55.1   $   44.6
                                                                                               =========  =========

5.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment, including capitalized interest, is stated
at cost, net of accumulated depreciation. Depreciation is computed principally utilizing the straight-line method at rates based upon the estimated useful lives of the various classes of assets. The carrying value of property, plant and equipment is assessed when events and circumstances indicate that an impairment is present. The existence of an impairment is determined by comparing the net carrying value of the asset to its estimated undiscounted future cash flows. If an impairment is present, the asset is reported at the lower of carrying value or fair value. The major classes of property, plant and equipment are as follows (dollar amounts in millions):

                                                                               ESTIMATED         DECEMBER 31,
                                                                                            -----------------------
                                                                             USEFUL LIVES      2000        1999
                                                                             -------------  ----------  -----------
Logging roads, land and improvements.......................................       15 years  $    41.6   $     35.2
Buildings..................................................................       33 years       50.2         49.4
Machinery and equipment....................................................   3 - 15 years      108.3        108.8
Construction in progress...................................................                       2.8          0.7
                                                                                            ----------  -----------
                                                                                                202.9        194.1
Less:  accumulated depreciation............................................                    (102.9)       (93.7)
                                                                                            ----------  -----------
                                                                                            $   100.0   $    100.4
                                                                                            ==========  ===========

      Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was $10.4 million, $10.1 million and $9.8 million, respectively.

6.    INVESTMENT IN KAISER

      As of March 15, 2001, the Company has 27,938,250 shares of the common stock of Kaiser, of which 25,055,775 shares are pledged as collateral for the
12% MGHI Senior Secured Notes due 2003 (the "MGHI NOTES"). Kaiser operates in several principal aspects of the aluminum industry--the mining of bauxite into alumina, (the major aluminum-bearing ore), the refining of bauxite into alumina
(the intermediate material), the production of primary aluminum and the manufacture of fabricated and semi-fabricated aluminum products. Kaiser's common stock is publicly traded on the New York Stock Exchange under the trading symbol
"KLU."

      The Company follows the equity method of accounting for its investment in
Kaiser. Net sales and cost and expenses of Kaiser for 1999 and 1998 have been restated to conform to a new accounting principle that requires freight charges to be included in cost of products sold. The amount of such restatement was
$39.3 million and $46.0 million for 1999 and 1998, respectively.

      The market value for the Kaiser Shares based on the price per share quoted at the close of business on March 15, 2001 was $111.8 million. There can be no assurance that such value would be realized should the Company dispose of its investment in the Kaiser shares. The following tables contain summarized financial information of Kaiser (in millions).

                                                                                                 DECEMBER 31,
                                                                                            -----------------------
                                                                                               2000         1999
                                                                                            ----------   ----------
Current assets............................................................................  $ 1,012.1    $    973.9
Property, plant and equipment, net........................................................    1,176.1       1,053.7
Other assets..............................................................................    1,154.9       1,171.2
                                                                                            ----------   ----------
           Total assets...................................................................  $ 3,343.1    $  3,198.8
                                                                                            ==========   ==========

Current liabilities.......................................................................  $   841.4    $    637.9
Long-term debt, less current maturities...................................................      957.8         972.5
Other liabilities.........................................................................    1,360.6       1,405.4
Minority interests........................................................................      101.1         117.7
Stockholders' equity:
   Common.................................................................................       82.2          65.3
                                                                                            ----------   ----------
                                                                                                 82.2          65.3
                                                                                            ----------   ----------
            Total liabilities and stockholders' equity....................................  $ 3,343.1    $  3,198.8
                                                                                            ==========   ==========

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                -----------------------------------
                                                                                   2000        1999         1998
                                                                                ----------  ----------  -----------
Net sales.....................................................................  $ 2,169.8   $ 2,083.6   $  2,302.4
Costs and expenses............................................................   (2,030.5)   (2,112.5)    (2,211.8)
Other expenses-net............................................................     (113.9)      (61.0)      (106.5)
                                                                                ----------  ----------  -----------
Income (loss) before income taxes and minority interests......................       25.4       (89.9)       (15.9)
Credit (provision) for income taxes...........................................      (11.6)       32.7         16.4
Minority interests............................................................        3.0         3.1          0.1
                                                                                ----------  ----------  -----------
Net income (loss).............................................................       16.8       (54.1)         0.6
Dividends on preferred stock..................................................          -           -            -
                                                                                ----------  ----------  -----------
Net income (loss) available to common stockholders............................  $    16.8   $   (54.1)  $      0.6
                                                                                ==========  ==========  ===========
Equity in earnings (loss) of Kaiser...........................................  $     5.9   $   (19.2)  $      0.1
                                                                                ==========  ==========  ===========

7.    LONG-TERM AND SHORT-TERM DEBT

      Long-term and short-term debt consists of the following (in millions):

                                                                                                 DECEMBER 31,
                                                                                            -----------------------
                                                                                               2000        1999
                                                                                            ----------  -----------
Pacific Lumber Credit Agreement...........................................................  $    37.0   $        -
6.55% Scotia LLC Class A-1 Timber Collateralized Notes due July 20, 2028..................      136.7        152.6
7.11% Scotia LLC Class A-2 Timber Collateralized Notes due July 20, 2028..................      243.2        243.2
7.71% Scotia LLC Class A-3 Timber Collateralized Notes due July 20, 2028..................      463.3        463.3
12% MGHI Senior Secured Notes due August 1, 2003..........................................      118.8        125.2
Other.....................................................................................        1.0          1.1
                                                                                            ----------  -----------
                                                                                              1,000.0        985.4
Less: current maturities..................................................................      (53.5)       (16.0)
   Timber Notes held in SAR Account.......................................................      (59.9)           -
                                                                                            ----------  -----------
                                                                                            $   886.6   $    969.4
                                                                                            ==========  ===========

      Scotia LLC Timber Notes
      Scotia LLC issued $867.2 million aggregate principal amount of Timber
Notes on July 20, 1998. Net proceeds from the offering of the Timber Notes were used primarily to prepay certain debt, and accordingly, in 1998 the Company recognized an extraordinary loss of $41.8 million, net of the related income tax benefit of $23.6 million, for the early extinguishment.

      The Timber Notes and the Scotia LLC Line of Credit (defined below) are secured by a lien on (i) Scotia LLC's timber, timberlands and timber rights and
(ii) substantially all of Scotia LLC's other property. The Timber Notes
Indenture permits Scotia LLC to have outstanding up to $75.0 million of non-recourse indebtedness to acquire additional timberlands and to issue additional timber notes provided certain conditions are met (including repayment or redemption of the remaining $136.7 million of Class A-1 Timber Notes).

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

      Pursuant to certain liquidity requirements under the Timber Notes
Indenture, Scotia LLC has entered into an agreement (the "SCOTIA LLC LINE OF
CREDIT") with a group of banks pursuant to which Scotia LLC may borrow to pay interest on the Timber Notes. The maximum amount Scotia LLC may borrow is equal to one year's interest on the aggregate outstanding principal balance of the
Timber Notes (the "REQUIRED LIQUIDITY AMOUNT"). At December 31, 2000, the
Required Liquidity Amount was $62.0 million. The Scotia LLC Line of Credit expires on July 15, 2001. Annually, Scotia LLC will request that the banks extend the Scotia LLC Line of Credit for a period of not less than 364 days. If not extended, Scotia LLC may draw upon the full amount available. Borrowings under the Scotia LLC Line of Credit generally bear interest at the Base Rate (as defined in the agreement) plus 0.25% or at a one month or six month LIBOR rate plus 1% at any time the borrowings have not been continually outstanding for more than six months. As of December 31, 2000, Scotia LLC had no borrowings outstanding under the Scotia LLC Line of Credit.

      In connection with the sale of the Headwaters Timberlands, Salmon Creek received proceeds of $299.9 million in cash. See Note 2. On November 18, 1999,
$169.0 million of funds from the sale of the Headwaters Timberlands were contributed to Scotia LLC and set aside in the SAR Account. Amounts in the SAR
Account are part of the collateral securing the Timber Notes and will be used to make principal payments to the extent that other available amounts are insufficient to pay Scheduled Amortization on the Class A-1 and Class A-2 Timber
Notes. In addition, during the six years beginning January 20, 2014, amounts in the SAR Account will be used to amortize the Class A-3 Timber Notes as set forth in the Timber Notes Indenture, as amended. Funds may from time to time be released to Scotia LLC from the SAR Account if the amount in the account exceeds the then Required Scheduled Amortization Reserve Balance (as defined in the
Timber Notes Indenture). If the balance in the SAR Account falls below the
Required Scheduled Amortization Reserve Balance, up to 50% of any Remaining
Funds (funds that could otherwise be released to Scotia LLC free of the lien securing the Timber Notes) is required to be used on each monthly deposit date to replenish the SAR Account. The amount attributable to Timber Notes held in the SAR Account of $52.7 million reflected in Note 3 represents $59.9 million principal amount of reacquired Timber Notes. Repurchases made during the year ended December 31, 2000, resulted in an extraordinary gain of $3.8 million, net of tax.

      Principal and interest on the Timber Notes are payable semi-annually on
January 20 and July 20. On the January 22, 2001, note payment date for the
Timber Notes, Scotia LLC had $40.8 million set aside in the note payment account to pay the $31.0 million of interest due and $9.8 million of principal. Scotia
LLC repaid an additional $3.3 million of principal using funds held in the SAR
Account resulting in a total principal payment of $13.1 million (an amount equal to Scheduled Amortization). In addition $10.8 million in funds representing the excess in the SAR Account above the Required Scheduled Amortization Reserve
Balance were released from the SAR Account on January 22, 2001.

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
Upon maturity of the facility, all outstanding borrowings used for timberland acquisitions will convert to a term loan repayable over four years. As of
December 31, 2000, borrowings of $37.0 million and letters of credit of $12.5 million were outstanding, and no borrowings were available under the agreement.

      12% MGHI Senior Secured Notes due 2003 (the "MGHI NOTES")
      The MGHI Notes due August 1, 2003 are guaranteed on a senior, unsecured basis by MAXXAM. As of March 15, 2001, the MGHI Notes are also secured by a pledge of 25,055,775 shares of the Kaiser common stock owned by MGHI, the common stock of MGI and the MAXXAM Note (defined below). Interest on the MGHI Notes is payable semi-annually.

      The net proceeds from the offering of the MGHI Notes after expenses were approximately $125.0 million, all of which was loaned to MAXXAM pursuant to an intercompany note (the "MAXXAM NOTE"). The MAXXAM Note bears interest at the rate of 11% per annum (payable semi-annually on the interest payment dates applicable to the MGHI Notes) and matures on August 1, 2003. MAXXAM is entitled to defer the payment of interest on the MAXXAM Note on any interest payment date to the extent that the Company has sufficient available funds to satisfy its obligations on the MGHI Notes on such date. Any such deferred interest will be added to the principal amount of the MAXXAM Note and will be payable at maturity. As of December 31, 2000, $47.0 million of interest had been deferred and added to principal. An additional $9.0 million of interest was deferred and added to principal on February 1, 2001.

      Maturities
      Scheduled maturities of long-term and short-term debt outstanding at
December 31, 2000 are as follows: $53.5 million in 2001, $17.3 million in 2002,
$138.3 million in 2003, $22.4 million in 2004, $25.2 million in 2005 and $683.4 million thereafter.

      Restricted Net Assets of Subsidiaries
      As of December 31, 2000, all of the assets of MGI and its subsidiaries are subject to certain debt instruments which restrict the ability to transfer assets, make loans and advances and pay dividends to the Company.

8.    CREDIT (PROVISION) IN LIEU OF INCOME TAXES

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

      Pursuant to a tax allocation agreement between MAXXAM, Pacific Lumber, and
Salmon Creek (the "PL TAX ALLOCATION AGREEMENT"), Pacific Lumber is liable to
MAXXAM for the federal consolidated income tax liability of Pacific Lumber,
Scotia LLC and certain other subsidiaries of Pacific Lumber (but excluding
Salmon Creek) (collectively, the "PL SUBGROUP") computed as if the PL Subgroup was a separate affiliated group of corporations which was never connected with
MAXXAM. The PL Tax Allocation Agreement further provides that Salmon Creek is liable to MAXXAM for its federal income tax liability computed on a separate company basis as if it was never connected with MAXXAM. For taxable periods beginning after December 7, 1999 (the day on which Salmon Creek was converted from a corporation to a limited liability company), the PL Subgroup includes
Salmon Creek and there is no separate calculation for Salmon Creek. The remaining subsidiaries of MGI are each liable to MAXXAM for their respective income tax liabilities computed on a separate company basis as if they were never connected with MAXXAM, pursuant to their respective tax allocation agreements.

      MGI's tax allocation agreement with MAXXAM (the "MGI TAX ALLOCATION
AGREEMENT") provides that MGI's federal income tax liability is computed as if
MGI files a consolidated tax return with all of its subsidiaries except Salmon
Creek, and that such corporations were never connected with MAXXAM (the "MGI
CONSOLIDATED TAX LIABILITY"). For taxable periods beginning after December 7,
1999, the MGI Consolidated Tax Liability includes Salmon Creek. The federal income tax liability of MGI is the difference between (i) the MGI Consolidated
Tax Liability and (ii) the sum of the separate tax liabilities for MGI's subsidiaries (computed as discussed above), but excluding Salmon Creek for taxable periods through December 7, 1999. To the extent that the MGI
Consolidated Tax Liability is less than the aggregate amounts in (ii), MAXXAM is obligated to pay the amount of such difference to MGI.

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

      The credit (provision) in lieu of income taxes on income (loss) before income taxes consists of the following (in millions):

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                     ------------------------------
                                                                                       2000      1999       1998
                                                                                     --------- ---------  ---------
Current:
   Federal in lieu of income taxes.................................................  $    0.1  $   (3.0)  $    0.1
   State and local.................................................................         -       0.1       (0.1)
                                                                                     --------- ---------  ---------
                                                                                          0.1      (2.9)         -
                                                                                     --------- ---------  ---------
Deferred:
   Federal in lieu of income taxes.................................................      (9.3)    (53.4)       7.1
   State and local.................................................................      (4.2)    (21.6)       2.2
                                                                                     --------- ---------  ---------
                                                                                        (13.5)    (75.0)       9.3
                                                                                     --------- ---------  ---------
                                                                                     $  (13.4) $  (77.9)  $    9.3
                                                                                     ========= =========  =========

      A reconciliation between the credit (provision) in lieu of income taxes and the amount computed by applying the federal statutory income tax rate to income (loss) before income taxes is as follows (in millions):

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                     ------------------------------
                                                                                       2000      1999       1998
                                                                                     --------- ---------  ---------

Income (loss) before income taxes..................................................  $   39.3  $  177.9   $  (27.3)
                                                                                     ========= =========  =========

Amount of federal income tax credit (provision) based upon the statutory rate......  $  (13.8) $  (62.3)  $    9.6
Revision of prior years' tax estimates and other changes in valuation allowances...       1.2       4.5       (1.4)
Equity in earnings (loss) of Kaiser not tax effected...............................       2.1      (6.6)       0.1
State and local taxes, net of federal tax effect...................................      (2.9)    (13.2)       1.3
Expenses for which no federal tax benefit is available.............................         -      (0.3)      (0.3)
                                                                                     --------- ---------  ---------
                                                                                     $  (13.4) $  (77.9)  $    9.3
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

                                                                                                 DECEMBER 31,
                                                                                            -----------------------
                                                                                               2000        1999
                                                                                            ----------  -----------
Deferred income tax assets:
   Loss and credit carryforwards..........................................................  $   144.1   $    136.5
   Timber and timberlands.................................................................       28.1         32.2
   Other..................................................................................       20.2         17.9
   Valuation allowances...................................................................      (47.6)       (47.6)
                                                                                            ----------  -----------
      Total deferred income tax assets, net...............................................      144.8        139.0
                                                                                            ----------  -----------
Deferred income tax liabilities:
   Deferred gains on sales of timber and timberlands......................................     (130.4)      (104.3)
   Property, plant and equipment..........................................................      (14.9)       (16.9)
   Inventories............................................................................       (8.9)       (10.4)
   Other..................................................................................       (6.2)        (5.9)
                                                                                            ----------  -----------
      Total deferred income tax liabilities...............................................     (160.4)      (137.5)
                                                                                            ----------  -----------
Net deferred income tax assets (liabilities)..............................................  $   (15.6)  $      1.5
                                                                                            ==========  ===========

      Included in net deferred income tax assets as of December 31, 2000 is
$96.5 million attributable to the tax benefit of loss and credit carryforwards, net of valuation allowances. The Company evaluated all appropriate factors in determining the realizability of the deferred tax assets attributable to loss and credit carryforwards, including any limitations on their use, the year the carryforwards expire and the levels of taxable income necessary for utilization.
Based on this evaluation of the appropriate factors to determine the proper valuation allowances for these carryforwards, the Company believes that it is more likely than not that it will realize the benefit for the carryforwards for which valuation allowances were not provided. The deferred income tax liabilities related to deferred gains on the sales of timber and timberlands are a result of the sales of the Headwaters Timberlands (1999) and the Owl Creek grove (2000).

      Included in the net deferred income tax assets listed above are $2.8 million and $15.6 million at December 31, 2000 and 1999, respectively, which are recorded pursuant to the tax allocation agreements with MAXXAM.

      The following table presents the estimated tax attributes for federal income tax purposes for the Company and its subsidiaries as of December 31,
2000, under the terms of the respective tax allocation agreements (in millions).
The utilization of certain of these tax attributes is subject to limitations.

                                                                                                         EXPIRING
                                                                                                          THROUGH
                                                                                                        -----------
Regular Tax Attribute Carryforwards:
   Net operating losses...................................................................  $   392.8         2020
Alternative Minimum Tax Attribute Carryforwards:
   Net operating losses...................................................................  $   344.6         2020

      The income tax credit (provision) related to other comprehensive income for the years ended December 31, 2000, 1999 and 1998 was $(0.3) million, $0.2 million and $(0.3) million, respectively.

9.    EMPLOYEE BENEFIT PLANS

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

      The following tables present the changes, status and assumptions of
Pacific Lumber's pension and other postretirement benefit plans as of December
31, 2000 and 1999, respectively (in millions):

                                                                            PENSION BENEFITS   MEDICAL/LIFE BENEFITS
                                                                          -------------------- ---------------------
                                                                                    YEARS ENDED DECEMBER 31,
                                                                          -----------------------------------------
                                                                            2000       1999      2000       1999
                                                                          ---------  --------- ---------  ---------
Change in benefit obligation:
   Benefit obligation at beginning of year..............................  $   33.7   $   34.3  $    4.9   $    5.0
   Service cost.........................................................       1.9        2.4       0.2        0.3
   Interest cost........................................................       2.7        2.5       0.3        0.4
   Plan participants' contributions.....................................         -          -       1.1        0.3
   Actuarial (gain) loss................................................       0.8       (4.8)      1.2       (0.7)
   Benefits paid........................................................      (0.9)      (0.7)     (1.7)      (0.4)
                                                                          ---------  --------- ---------  ---------
      Benefit obligation at end of year ................................      38.2       33.7       6.0        4.9
                                                                          ---------  --------- ---------  ---------

Change in plan assets:
   Fair value of plan assets at beginning of year.......................      37.1       29.9         -          -
   Actual return on assets..............................................      (1.5)       5.7         -          -
   Employer contributions...............................................         -        2.2       0.6        0.1
   Plan participants' contributions.....................................         -          -       1.1        0.3
   Benefits paid........................................................      (0.9)      (0.7)     (1.7)      (0.4)
                                                                          ---------  --------- ---------  ---------
   Fair value of plan assets at end of year.............................      34.7       37.1         -          -
                                                                          ---------  --------- ---------  ---------

   Benefit obligation in excess of (less than) plan assets..............       3.5       (3.4)      6.0        4.9
   Unrecognized actuarial gain..........................................       7.5       12.8       0.8        2.1
   Unrecognized prior service costs.....................................      (0.7)      (0.8)        -          -
                                                                          ---------  --------- ---------  ---------
      Accrued benefit liability.........................................  $   10.3   $    8.6  $    6.8   $    7.0
                                                                          =========  ========= =========  =========

                                                            PENSION BENEFITS             MEDICAL/LIFE BENEFITS
                                                     ------------------------------  ------------------------------
                                                                        YEARS ENDED DECEMBER 31,
                                                     --------------------------------------------------------------
                                                       2000        1999      1998       2000      1999       1998
                                                     ---------  ---------  ---------  --------- ---------  ---------
Components of net periodic benefit costs:
   Service cost....................................  $    1.9   $    2.4   $    2.2   $    0.2  $   0.3    $    0.3
   Interest cost...................................       2.7        2.5        2.2        0.3      0.4         0.3
   Expected return on assets.......................      (2.6)      (2.1)      (1.8)         -        -           -
   Amortization of prior service costs.............       0.1        0.1        0.1          -        -           -
   Recognized net actuarial gain...................      (0.4)         -          -       (0.1)    (0.1)       (0.1)
                                                     ---------  ---------  ---------  --------- ---------  ---------
      Adjusted net periodic benefit costs..........  $    1.7   $    2.9   $    2.7   $    0.4  $   0.6    $    0.5
                                                     =========  =========  =========  ========= =========  =========

                                                            PENSION BENEFITS             MEDICAL/LIFE BENEFITS
                                                     ------------------------------  ------------------------------
                                                                        YEARS ENDED DECEMBER 31,
                                                     --------------------------------------------------------------
                                                       2000        1999      1998       2000      1999       1998
                                                     ---------  ---------  ---------  --------- ---------  ---------
Weighted-average assumptions:
   Discount rate...................................    7.5%        7.8%      7.0%       7.5%      7.8%        7.0%
   Expected return on plan assets..................    8.0%        8.0%      8.0%         -         -           -
   Rate of compensation increase...................    5.0%        5.0%      5.0%       5.0%      5.0%        5.0%

      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates as of December 31, 2000 would have the
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

      Employee Savings Plan
      Pacific Lumber's employees are eligible to participate in a defined contribution savings plan sponsored by MAXXAM. This plan is designed to enhance the existing retirement programs of participating employees. The cost to the
Company of this plan was $1.5 million, $1.4 million and $1.4 million for the years ended December 31, 2000, 1999 and 1998, respectively.

      Workers' Compensation Benefits
      Pacific Lumber is self-insured for workers' compensation benefits, whereas
Britt is insured for workers' compensation benefits by an outside party.
Included in accrued compensation and related benefits and other noncurrent liabilities are accruals for workers' compensation claims amounting to $9.2 million and $9.8 million at December 31, 2000 and 1999, respectively. Workers'
compensation expenses amounted to $3.4 million, $3.9 million and $3.5 million for the years ended December 31, 2000, 1999 and 1998, respectively.

10.   RELATED PARTY TRANSACTIONS

      MAXXAM provides the Company and certain of the Company's subsidiaries with accounting, data processing services, office space and various office personnel, insurance, legal, operating, financial and certain other services. MAXXAM's expenses incurred on behalf of the Company are reimbursed by the Company through payments consisting of (i) an allocation of the lease expense for the office space utilized by or on behalf of the Company and (ii) a reimbursement of actual out-of-pocket expenses incurred by MAXXAM, including, but not limited to, labor costs of MAXXAM personnel rendering services to the Company. Charges by MAXXAM for such services were $2.2 million, $3.1 million and $3.5 million for the years ended December 31, 2000, 1999 and 1998, respectively. The Company believes that the services being rendered are on terms not less favorable to the Company than those which would be obtainable from unaffiliated third parties.

11.   COMMITMENTS AND CONTINGENCIES

      Commitments
      Minimum rental commitments under operating leases at December 31, 2000 are as follows: years ending December 31, 2001--$4.2 million; 2002--$3.5 million;
2003--$2.8 million; 2004--$1.7 million; 2005--$1.2 million; thereafter--$2.5 million. Rental expense for operating leases was $4.7 million, $4.2 million and
$3.0 million for the years ended December 31, 2000, 1999 and 1998, respectively.

      Contingencies
      Regulatory and environmental matters play a significant role in the
Company's forest products business, which is subject to a variety of California and federal laws and regulations, as well as the HCP and SYP and Pacific
Lumber's timber operator's license, dealing with timber harvesting practices, threatened and endangered species and habitat for such species, and air and water quality. As further described in Note 2, on March 1, 1999, Pacific Lumber and MAXXAM consummated the Headwaters Agreement with the United States and
California. In addition to the transfer of the Headwaters Timberlands described in Note 2, the SYP and the HCP were approved and incidental take permits related to the HCP (the "PERMITS") were issued.

      The SYP complies with certain California Board of Forestry and Fire
Protection regulations requiring timber companies to project timber growth and harvest on their timberlands over a 100-year planning period and to demonstrate that their projected average annual harvest for any decade within a 100-year planning period will not exceed the average annual harvest level during the last decade of the 100-year planning period. The SYP is effective for 10 years
(subject to review after five years) and may be amended by Pacific Lumber, subject to approval by the California Department of Forestry and Fire Protection
(the "CDF"). Revised SYPs will be prepared every decade that address the harvest level based upon reassessment of changes in the resource base and other factors.
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

      Under the Federal Clean Water Act, the Environmental Protection Agency
("EPA") is required to establish total maximum daily load limits ("TMDLS") in water courses that have been declared to be "water quality impaired." The EPA and the North Coast Regional Water Quality Control Board are in the process of establishing TMDLs for 17 northern California rivers and certain of their tributaries, including nine water courses that flow within the Company's timberlands. The Company expects this process to continue into 2010. In the
December 1999 EPA report dealing with TMDLs on two of the nine water courses, the agency indicated that the requirements under the HCP would significantly address the sediment issues that resulted in TMDL requirements for these water courses. However, the September 2000 report by the staff of the North Coast
Regional Water Quality Control Board proposed various actions, including restrictions on harvesting beyond those required under the HCP. Dates for hearings concerning these matters have not been scheduled. Establishment of the final TMDL requirements applicable to the Company's timberlands will be a lengthy process, and the final TMDL requirements applicable to the Company's timberlands may require aquatic protection measures that are different from or in addition to the prescriptions to be developed pursuant to the watershed analysis process provided for in the HCP.

      Lawsuits are pending and threatened which seek to prevent the Company from implementing the HCP and/or the SYP, implementing certain of the Company's approved THPs or carrying out certain other operations. On December 2, 1997, a lawsuit entitled Jennie Rollins, et al. v. Charles Hurwitz, John Campbell,
Pacific Lumber, MAXXAM Group Holdings Inc., Scotia Pacific Holding Company,
MAXXAM Group Inc., MAXXAM Inc., Barnum Timber Company, et al. (the "ROLLINS
LAWSUIT") was filed. On March 5, 2001, the parties in the Rollins lawsuit reached an agreement to settle this matter. Substantially all of the amounts to be paid to the plaintiffs will be paid by the Company's insurers. Still pending is a similar lawsuit, also filed on December 2, 1997, entitled Kristi Wrigley, et al. v. Charles Hurwitz, John Campbell, Pacific Lumber, MAXXAM Group Holdings
Inc., Scotia Pacific Holding Company, MAXXAM Group Inc., MAXXAM Inc., Scotia
Pacific Company LLC, et al. (the "WRIGLEY LAWSUIT"). This action alleges, among other things, that the defendants' logging practices have contributed to an increase in flooding and damage to domestic water systems in a portion of the
Elk River watershed.

      On January 28, 1997, an action was filed against Pacific Lumber entitled
Ecological Rights Foundation, Mateel Environmental v. Pacific Lumber (the "ERF
LAWSUIT") in the U.S. District Court in the Northern District of California.
This action alleges that Pacific Lumber has discharged pollutants into federal waterways, and the plaintiffs are seeking to enjoin Pacific Lumber from continuing such actions, civil penalties of up to $25,000 per day for each violation, remediation and other damages. This case was dismissed by the
District Court on August 19, 1999, but the dismissal was reversed by the U.S.
Ninth Circuit Court of Appeals on October 30, 2000, and the case was remanded to the District Court, but no further proceedings have occurred. The Company believes that it has strong factual and legal defenses with respect to the
Wrigley lawsuit and ERF lawsuit; however, there can be no assurance that they will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

      On March 31, 1999, an action entitled Environmental Protection Information
Center, Sierra Club v. California Department of Forestry and Fire Protection,
California Department of Fish and Game, The Pacific Lumber Company, Scotia
Pacific Company LLC, Salmon Creek Corporation, et al. (the "EPIC-SYP/PERMITS
LAWSUIT") was filed alleging various violations of the CESA and the California
Environmental Quality Act , and challenging, among other things, the validity and legality of the Permits issued by California and the SYP. On March 31, 1999, an action entitled United Steelworkers of America, AFL-CIO, CLC, and Donald
Kegley v. California Department of Forestry and Fire Protection, The Pacific
Lumber Company, Scotia Pacific Company LLC and Salmon Creek Corporation (the
"USWA LAWSUIT") was filed also challenging the validity and legality of the SYP.
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

      On or about February 23, 2001, Pacific Lumber received a letter from the
Environmental Protection Information Association of its 60-day notice of intent to sue Pacific Lumber under the federal Clean Water Act ("CWA"). The letter alleges a number of violations of the CWA by Pacific Lumber in certain watersheds since 1990. If filed, the lawsuit will purportedly seek declarative and injunction relief for past violations and to prevent future violations, as well as civil penalties. Such civil penalties could be up to $25,000 per day for each continuing violation. The Company does not know when or if a lawsuit will be filed regarding this matter, or if a lawsuit is filed, the ultimate impact of such lawsuit on its consolidated financial condition or results of operations.

      While the Company expects environmentally focused objections and lawsuits to continue, it believes that the HCP, the SYP and the Permits should enhance its position in connection with these continuing challenges and, over time, reduce or minimize such challenges.

12.   SUPPLEMENTAL CASH FLOW AND OTHER INFORMATION

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                     ------------------------------
                                                                                       2000      1999       1998
                                                                                     --------- ---------  ---------
                                                                                              (IN MILLIONS)
Supplemental information on non-cash investing and financing activities:
   Acquisition of assets subject to other liabilities..............................  $      -  $      -    $   0.8
   Deferral of interest on MAXXAM note receivable..................................      16.7      15.0        7.8
   Repurchases of debt using restricted cash.......................................      52.5         -          -
   Purchases of marketable securities and other investments using restricted cash..       0.4      15.9          -

Supplemental disclosure of cash flow information:
   Interest paid, net of capitalized interest......................................  $   79.3  $   80.8   $   78.2
   Income taxes paid...............................................................         -         -        0.2
   Tax allocation payments to (from) MAXXAM........................................      (0.5)      1.8        0.2

13.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

      Summary quarterly financial information for the years ended December 31,
2000 and 1999 is as follows (in millions):

                                                                            THREE MONTHS ENDED
                                                        -----------------------------------------------------------
                                                          MARCH 31        JUNE 30     SEPTEMBER 30     DECEMBER 31
                                                        -------------  -------------  -------------- --------------
2000:
   Net sales..........................................  $       47.4   $       55.9   $        49.4  $        47.4
   Operating income (loss)............................           5.7            8.5             0.1           (7.0)
   Income (loss) before extraordinary items...........           2.0            4.9           (12.8)          31.8
   Extraordinary items, net...........................           1.4              -             0.6            2.2
   Net income (loss)..................................           3.4            4.9           (12.2)          34.0

1999:
   Net sales..........................................  $       46.7   $       41.4   $        49.0  $        50.7
   Operating income (loss)............................          (1.5)          (3.4)           (3.9)           4.4
   Net income (loss)..................................         120.3          (10.8)          (19.3)           9.8

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

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)   INDEX TO FINANCIAL STATEMENTS

      1.   FINANCIAL STATEMENTS (INCLUDED UNDER ITEM 8):

           Report of Independent Public Accountants
           Consolidated Balance Sheet at December 31, 2000 and 1999
           Consolidated Statement of Operations for the Years Ended December 31, 2000,
              1999 and 1998
           Consolidated Statement of Stockholder's Deficit for the Years Ended
              December 31, 2000, 1999 and 1998
           Consolidated Statement of Cash Flows for the Years Ended December 31, 2000,
              1999 and 1998
           Notes to Consolidated Financial Statements

      2.   FINANCIAL STATEMENT SCHEDULES:

           Schedule I  -  Condensed Financial Information of Registrant at December 31, 2000
              and 1999 and for the Years Ended December 31, 2000, 1999 and 1998

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

(B)   REPORTS ON FORM 8-K

      On January 2, 2001, the Company filed a current report on Form 8-K (under
Item 5) dated December 29, 2000, related to the sale of approximately 1,200 acres of timberlands known as the Owl Creek grove.

(C)   EXHIBITS

      Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 47), which index is incorporated herein by reference.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                           MAXXAM GROUP HOLDINGS INC.

                         BALANCE SHEET (UNCONSOLIDATED)
               (IN MILLIONS OF DOLLARS, EXCEPT SHARE INFORMATION)

                                                                                                   DECEMBER 31,
                                                                                               --------------------
                                                                                                 2000       1999
                                                                                               ---------  ---------
                                            ASSETS

Current assets:
   Cash and cash equivalents.................................................................. $   46.9   $    9.0
   Marketable securities......................................................................      7.4          -
   Receivable from MAXXAM Inc.................................................................      7.6        6.8
                                                                                               ---------  ---------
      Total current assets....................................................................     61.9       15.8
Note receivable from MAXXAM Inc...............................................................    164.5      147.8
Deferred income taxes.........................................................................      6.4        9.9
Deferred financing costs......................................................................      2.0        2.7
                                                                                               ---------  ---------
                                                                                               $  234.8   $  176.2
                                                                                               =========  =========

                             LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
   Accounts payable and other accrued liabilities............................................. $    1.3   $    1.2
   Accrued interest...........................................................................      5.9        6.3
                                                                                               ---------  ---------
      Total current liabilities...............................................................      7.2        7.5
Note payable to MGI...........................................................................        -        4.6
Losses recognized in excess of investments in subsidiaries....................................    158.2       73.8
Long-term debt................................................................................    118.8      125.2
                                                                                               ---------  ---------
      Total liabilities.......................................................................    284.2      211.1
                                                                                               ---------  ---------

Stockholder's deficit:
   Common stock, $1.00 par value, 3,000 shares authorized, 1,000 shares issued................        -          -
   Additional capital.........................................................................    123.2      123.2
   Accumulated deficit........................................................................   (172.6)    (157.7)
   Accumulated other comprehensive loss.......................................................        -       (0.4)
                                                                                               ---------  ---------
      Total stockholder's deficit.............................................................    (49.4)     (34.9)
                                                                                               ---------  ---------
                                                                                               $  234.8   $  176.2
                                                                                               =========  =========

     See notes to consolidated financial statements and accompanying notes.

     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                           MAXXAM GROUP HOLDINGS INC.

               CONDENSED STATEMENT OF OPERATIONS (UNCONSOLIDATED)
                            (IN MILLIONS OF DOLLARS)

                                                                                      YEARS ENDED DECEMBER 31,
                                                                               -------------------------------------
                                                                                  2000         1999         1998
                                                                               -----------  -----------  -----------

Investment, interest and other income (expense), net.......................... $    24.9    $     17.7   $     14.4
Interest expense..............................................................     (15.2)        (16.4)       (16.4)
General and administrative expenses...........................................      (0.3)         (0.3)        (0.3)
Equity in earnings (loss) of subsidiaries.....................................      23.6          99.3        (56.1)
                                                                               -----------  -----------  -----------
Income (loss) before income taxes.............................................      33.0         100.3        (58.4)
Credit (provision) in lieu of income taxes....................................      (3.3)         (0.3)         0.2
                                                                               -----------  -----------  -----------
Income (loss) before extraordinary items......................................      29.7         100.0        (58.2)
Extraordinary items:
   Gain on repurchase of debt, net of provision in lieu of income taxes.......       0.4             -            -
   Loss on early extinguishment of debt, net of credit in lieu
      of income taxes.........................................................         -             -         (1.6)
                                                                               -----------  -----------  -----------
Net income (loss)............................................................. $     30.1   $    100.0   $    (59.8)
                                                                               ===========  ===========  ===========

     See notes to consolidated financial statements and accompanying notes.

     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                           MAXXAM GROUP HOLDINGS INC.

               CONDENSED STATEMENT OF CASH FLOWS (UNCONSOLIDATED)
                            (IN MILLIONS OF DOLLARS)

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                    -------------------------------
                                                                                       2000      1999       1998
                                                                                    ---------- ---------  ---------
Cash flows from operating activities:
   Net income (loss)..............................................................  $    30.1  $  100.0   $  (59.8)
   Adjustments to reconcile net income (loss) to net cash
      provided by (used for) operating activities:
      Extraordinary loss (gain) on early extinguishment of debt, net..............       (0.4)        -        1.6
      Net gains on marketable securities..........................................       (6.9)        -          -
      Amortization of deferred financing costs and
        discounts on long-term debt...............................................        0.8       0.8        0.8
      Equity in loss (earnings) of subsidiaries...................................      (23.6)    (99.3)      56.1
      Dividends from subsidiaries.................................................      108.4      18.7       18.7
      Increase (decrease) in cash resulting from changes in:
        Receivable from MAXXAM Inc................................................      (22.1)    (11.0)      (8.4)
        Accrued and deferred income taxes.........................................        2.8       0.3       (0.1)
        Accrued interest, other liabilities and other.............................        0.1      (6.1)      (0.1)
                                                                                    ---------- ---------  ---------
        Net cash provided by operating activities.................................       89.2       3.4        8.8
                                                                                    ---------- ---------  ---------

Cash flows from investing activities:
   Net purchases of marketable securities.........................................       (0.5)        -          -
                                                                                    ---------- ---------  ---------
      Net cash used for investing activities......................................       (0.5)        -          -
                                                                                    ---------- ---------  ---------

Cash flows from financing activities:
   Repurchases of long-term debt..................................................       (5.8)        -          -
   Consent fees for early retirement of subsidiaries' debt........................          -         -       (2.6)
   Dividends paid.................................................................      (45.0)        -       (2.5)
                                                                                    ---------- ---------  ---------
      Net cash used for financing activities......................................      (50.8)        -       (5.1)
                                                                                    ---------- ---------  ---------

Net increase in cash and cash equivalents.........................................       37.9       3.4        3.7
Cash and cash equivalents at beginning of year....................................        9.0       5.6        1.9
                                                                                    ---------- ---------  ---------
Cash and cash equivalents at end of year..........................................  $    46.9  $    9.0   $    5.6
                                                                                    ========== =========  =========

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

2.    SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                       YEARS ENDED DECEMBER 31,
                                                                        ---------------------------------------------------
                                                                             2000              1999               1998
                                                                        --------------    --------------     --------------
                                                                                           (IN MILLIONS)

Supplemental information on non-cash investing and financing activities:
   Deferral of interest on MAXXAM note receivable......................     $     16.7       $     15.0      $         7.8

Supplemental disclosure of cash flow information:
   Interest paid.......................................................     $     14.9       $     15.6      $        15.6

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                       MAXXAM GROUP HOLDINGS INC.

Date:   March 28, 2001                           By:                    /S/ CHARLES E. HURWITZ
                                                     --------------------------------------------------------------
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

Date:   March 28, 2001                           By:                    /S/ CHARLES E. HURWITZ
                                                     --------------------------------------------------------------
                                                                           Charles E. Hurwitz
                                                                   Chairman of the Board, President,
                                                                      and Chief Executive Officer

Date:   March 28, 2001                           By:                     /S/ J. KENT FRIEDMAN
                                                     --------------------------------------------------------------
                                                                            J. Kent Friedman
                                                                                Director

Date:   March 28, 2001                           By:                      /S/ JOHN T. LA DUC
                                                     --------------------------------------------------------------
                                                                             John T. La Duc
                                                                                Director

Date:   March 28, 2001                           By:                     /S/ PAUL N. SCHWARTZ
                                                     --------------------------------------------------------------
                                                                            Paul N. Schwartz
                                                                Vice President, Chief Financial Officer
                                                                              and Director
                                                                     (Principal Financial Officer)

Date:   March 28, 2001                           By:                   /S/ ELIZABETH D. BRUMLEY
                                                     --------------------------------------------------------------
                                                                          Elizabeth D. Brumley
                                                                               Controller
                                                                     (Principal Accounting Officer)

                                INDEX OF EXHIBITS

EXHIBIT
NUMBER                                  DESCRIPTION
-------       ------------------------------------------------------------------
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
 4.11         Amendment, dated as of January 31, 2000, to the Pacific Lumber
              Credit Agreement

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
              333-63825; the "Scotia LLC March 19, 1999 Form 8-K")
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
10.18         Letter dated February 25, 1999 from the CDF to Pacific Lumber
              (incorporated herein by reference to Exhibit 99.8 to Scotia LLC's
              March 19, 1999 Form 8-K)
10.19         Letter dated March 1, 1999 from the CDF to Pacific Lumber
              (incorporated herein by reference to Exhibit 99.9 to Scotia LLC's
              March 19, 1999 Form 8-K)
10.20         Letter dated March 1, 1999 from the U.S. Department of the
              Interior Fish and Wildlife Service and the U.S. Department
              of Commerce National Oceanic and Atmospheric Administration
              to Pacific Lumber, Salmon Creek and the Company
              (incorporated herein by reference to Exhibit 99.10 to Scotia
              LLC's March 19, 1999 Form 8-K)
*99.1         The consolidated financial statements and notes thereto of MAXXAM
              Inc. for the fiscal year ended December 31, 2000
*99.2         The financial statements and notes thereto of MAXXAM Group Inc.
              for the fiscal year ended December 31, 2000
*99.3         The consolidated financial statements and notes thereto of Kaiser
              Aluminum Corporation for the fiscal year ended December 31, 2000
*99.4         Item 7A. of Kaiser Aluminum Corporation's Annual Report on Form
              10-K for the fiscal year ended December 31, 2000

---------------------------

* Included with this filing.