Form 10-Q
period 2001-03-31
MAXXAM GROUP HOLDINGS INC
filed 2001-05-14
CIK 1029500

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
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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
Yes /X/   No / /

       Number of shares of common stock outstanding at May 10, 2001: 1,000

      REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A)
AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED
DISCLOSURE FORMAT.

-------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I.  -  FINANCIAL INFORMATION

         Item 1.   Financial Statements:
                   Consolidated Balance Sheet at March 31, 2001 and December 31, 2000
                   Consolidated Statement of Operations for the three months ended
                        March 31, 2001 and 2000.
                   Consolidated Statement of Cash Flows for the three months ended
                        March 31, 2001 and 2000
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
         Item 6.   Exhibits and Reports on Form 8-K
         Signatures

APPENDIX A - GLOSSARY OF DEFINED TERMS

                   MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
               (IN MILLIONS OF DOLLARS, EXCEPT SHARE INFORMATION)

                                                                                          MARCH 31,    DECEMBER 31,
                                                                                            2001           2000
                                                                                        ------------- -------------
                                                                                         (UNAUDITED)
                                        ASSETS

Current assets:
   Cash and cash equivalents........................................................... $       76.0  $      201.7
   Marketable securities and other investments.........................................         69.5          28.9
   Receivables:
      Trade............................................................................         14.6          10.4
      Receivables from MAXXAM Inc......................................................          3.0           6.6
      Other............................................................................          3.4           4.0
   Inventories.........................................................................         45.8          55.1
   Prepaid expenses and other current assets...........................................         14.5          14.2
                                                                                        ------------- -------------
      Total current assets.............................................................        226.8         320.9
Property, plant and equipment, net of accumulated depreciation of $105.2 and
   $102.9, respectively................................................................         99.6         100.0
Timber and timberlands, net of accumulated depletion of $184.9 and
   $183.8, respectively................................................................        244.1         244.3
Note receivable from MAXXAM Inc........................................................        173.6         164.5
Investment in Kaiser Aluminum Corporation..............................................         65.1          27.6
Deferred financing costs, net..........................................................         19.3          19.8
Deferred income taxes..................................................................         24.9          27.3
Restricted cash and marketable securities..............................................         87.1          96.6
Other assets...........................................................................          7.7           7.9
                                                                                        ------------- -------------
                                                                                        $      948.2  $    1,008.9
                                                                                        ============= =============

                         LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
   Accounts payable.................................................................... $        3.8  $        6.2
   Accrued interest....................................................................         13.3          32.4
   Accrued compensation and related benefits...........................................          8.2           8.2
   Deferred income taxes...............................................................          5.0          10.0
   Other accrued liabilities...........................................................          5.9           3.6
   Short-term borrowings and current maturities of long-term debt......................         16.8          53.5
                                                                                        ------------- -------------
      Total current liabilities........................................................         53.0         113.9
Long-term debt, less current maturities................................................        859.2         886.6
Deferred income taxes..................................................................         29.3          31.2
Other noncurrent liabilities...........................................................         24.5          26.6
                                                                                        ------------- -------------
      Total liabilities................................................................        966.0       1,058.3
                                                                                        ------------- -------------

Contingencies (See Note 7)

Stockholder's deficit:
   Common stock, $1.00 par value; 3,000 shares authorized; 1,000 shares issued.........            -             -
   Additional capital..................................................................        123.2         123.2
   Accumulated deficit.................................................................       (136.9)       (172.6)
   Accumulated other comprehensive loss................................................         (4.1)            -
                                                                                        ------------- -------------
      Total stockholder's deficit......................................................        (17.8)        (49.4)
                                                                                        ------------- -------------
                                                                                        $      948.2  $    1,008.9
                                                                                        ============= =============

   The accompanying notes are an integral part of these financial statements.

                   MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                            (IN MILLIONS OF DOLLARS)

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                            -----------------------
                                                                                               2001         2000
                                                                                            ----------  -----------
                                                                                                  (UNAUDITED)

Net sales:
   Lumber and logs........................................................................  $    37.8   $     43.7
   Other..................................................................................        7.0          3.7
                                                                                            ----------  -----------
                                                                                                 44.8         47.4
                                                                                            ----------  -----------

Operating expenses:
   Cost of goods sold.....................................................................       40.0         33.1
   Selling, general and administrative expenses...........................................        4.4          4.0
   Depletion and depreciation.............................................................        4.9          4.6
                                                                                            ----------  -----------
                                                                                                 49.3         41.7
                                                                                            ----------  -----------

Operating income (loss)...................................................................       (4.5)         5.7

Other income (expense):
   Equity in earnings of Kaiser Aluminum Corporation......................................       42.0          4.1
   Investment, interest and other income (expense), net...................................        9.3         10.8
   Interest expense.......................................................................      (18.6)       (20.2)
                                                                                            ----------  -----------
Income before income taxes................................................................       28.2          0.4

Benefit in lieu of income taxes...........................................................        5.5          1.6
                                                                                            ----------  -----------
Income before extraordinary item..........................................................       33.7          2.0
Extraordinary item:
   Gains on repurchases of debt, net of income tax provision of $1.0 for each period......        1.9          1.4
                                                                                            ----------  -----------
Net income................................................................................  $    35.6   $      3.4
                                                                                            ==========  ===========

   The accompanying notes are an integral part of these financial statements.

                   MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN MILLIONS OF DOLLARS)

                                                                                                THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                               --------------------
                                                                                                  2001       2000
                                                                                               ---------  ---------
                                                                                                    (UNAUDITED)
Cash flows from operating activities:
   Net income................................................................................. $   35.6   $    3.4
   Adjustments to reconcile net income to net cash used for operating activities:
      Depletion and depreciation..............................................................      4.9        4.6
      Extraordinary gains on repurchases of debt..............................................     (1.9)      (1.4)
      Equity in undistributed earnings of Kaiser Aluminum Corporation.........................    (42.0)      (4.1)
      Amortization of deferred financing costs................................................      0.5        0.6
      Net gain on marketable securities.......................................................     (0.7)      (2.5)
      Deferral of interest payment on note receivable from MAXXAM Inc.........................     (9.0)      (8.1)
   Increase (decrease) in cash resulting from changes in:
      Receivables.............................................................................      1.1        5.8
      Inventories, net of depletion...........................................................      8.1        1.5
      Prepaid expenses and other assets.......................................................     (0.3)      (1.4)
      Accounts payable........................................................................     (2.2)      (1.4)
      Accrued interest........................................................................    (19.1)     (20.1)
      Accrued and deferred income taxes.......................................................     (6.8)       0.7
      Other liabilities.......................................................................      2.4        0.6
      Long-term assets and long-term liabilities..............................................     (2.2)      (2.0)
                                                                                               ---------  ---------
        Net cash used for operating activities................................................    (31.6)     (23.8)
                                                                                               ---------  ---------

Cash flows from investing activities:
   Net purchases of marketable securities.....................................................    (39.6)      (0.6)
   Capital expenditures.......................................................................     (3.0)      (1.9)
   Restricted cash withdrawals used to acquire timberlands....................................        -        0.3
                                                                                               ---------  ---------
        Net cash used for investing activities................................................    (42.6)      (2.2)
                                                                                               ---------  ---------

Cash flows from financing activities:
   Net borrowings (repayments) under revolving credit agreements..............................    (37.0)      23.2
   Redemptions, repurchases of and principal payments on long-term debt.......................    (24.2)     (15.0)
   Restricted cash (deposits) withdrawals, net................................................      9.7       11.5
   Dividends paid to stockholder..............................................................        -      (45.0)
   Other......................................................................................        -          -
                                                                                               ---------  ---------
        Net cash used for financing activities................................................    (51.5)     (25.3)
                                                                                               ---------  ---------

Net decrease in cash and cash equivalents.....................................................   (125.7)     (51.3)
Cash and cash equivalents at beginning of period..............................................    201.7      189.8
                                                                                               ---------  ---------
Cash and cash equivalents at end of period.................................................... $   76.0   $  138.5
                                                                                               =========  =========

Supplemental disclosure of cash flow information:
   Interest paid, net of capitalized interest................................................. $   37.1   $   39.7
   Tax allocation payments to MAXXAM..........................................................      1.3          -

Supplemental disclosure of non-cash investing and financing activities:
   Repurchases of debt using restricted cash and marketable securities........................ $      -   $   18.6

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
however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 2001, and the consolidated results of operations and cash flows for the three months ended March 31, 2001 and 2000. The Company is a wholly owned subsidiary of MAXXAM.

      COMPREHENSIVE INCOME
      The following table sets forth comprehensive income (in millions).

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                            -----------------------
                                                                                               2001        2000
                                                                                            ----------  -----------

Net income................................................................................  $    35.6   $      3.4
Cumulative effect of accounting change, net of income tax provision of $0.2...............        0.7            -
Unrealized losses, net of income tax benefit of $0.7 on derivative instruments arising
   during the period......................................................................       (1.1)           -
Less reclassification adjustment for realized gains, net of income tax provision of $2.4 on
   derivative instruments included in net income..........................................       (4.0)           -
Change in value of available-for-sale investments, net of income tax provision of $0.2....        0.3            -
                                                                                            ----------  -----------
Comprehensive income......................................................................  $    31.5   $      3.4
                                                                                            ==========  ===========

      ACCOUNTING PRONOUNCEMENTS FOR DERIVATIVE FINANCIAL INSTRUMENTS - KAISER
      Effective January 1, 2001, Kaiser began reporting derivative activities pursuant to SFAS No. 133. SFAS No. 133 requires companies to recognize all derivative instruments as assets or liabilities in the balance sheet and to measure those instruments at fair value. Kaiser, the Company's equity investee, utilizes derivative financial instruments primarily to mitigate its exposure to changes in prices for certain of the products which Kaiser sells and consumes and, to a lesser extent, to mitigate its exposure to changes in foreign currency exchange rates. Changes in the market value of Kaiser's derivative instruments represent unrealized gains or losses. Such unrealized gains or losses will fluctuate, based on prevailing market prices at each subsequent balance sheet date, until the transaction occurs. Under SFAS No. 133, these changes are recorded as an increase or reduction in stockholders' equity through either other comprehensive income or net income, depending on the facts and circumstances with respect to the hedge and its documentation. To the extent that changes in the market values of Kaiser's hedging positions are initially recorded in other comprehensive income, such changes are reversed from other comprehensive income (offset by any fluctuations in other "open" positions) and are recorded in traditional net income upon the occurrence of the transactions to which the hedges relate. Under the equity method of accounting which the Company follows in accounting for its investment in Kaiser, the Company will reflect its equity share of Kaiser's adjustments through either other comprehensive income or traditional net income, as appropriate.

      SFAS No. 133 requires that as of the date of the initial adoption, the difference between the market value of derivative instruments and the previous carrying amount of those derivatives recorded on Kaiser's consolidated balance sheet be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. As previously discussed, this impact was reflected in Kaiser's first quarter 2001 financial statements, and in turn the Company's equity share of the impact will be recorded in its first quarter 2001 financial statements.

2.    CASH, MARKETABLE SECURITIES AND OTHER INVESTMENTS

      Cash, marketable securities and other investments include the following amounts which are restricted (in millions):

                                                                                         March 31,    DECEMBER 31,
                                                                                           2001           2000
                                                                                       ------------- --------------
                                                                                        (UNAUDITED)
Current assets:
   Cash and cash equivalents:
      Amounts held as security for short positions in marketable securities..........  $        4.3  $         9.2
      Other restricted cash and cash equivalents.....................................           5.2           29.2
                                                                                       ------------- --------------
                                                                                                9.5           38.4
                                                                                       ------------- --------------
   Marketable securities, restricted:
      Amounts held in SAR Account....................................................          16.7           16.3
                                                                                       ------------- --------------

Long-term restricted cash, marketable securities and other investments:
   Amounts held in SAR Account.......................................................         134.1          144.4
   Amounts held in Prefunding Account................................................           2.5            2.5
   Other amounts restricted under the Timber Notes Indenture.........................           0.3            0.4
   Other long-term restricted cash...................................................           2.2            2.0
   Less: Amounts attributable to Timber Notes held in SAR Account....................         (52.0)         (52.7)
                                                                                       ------------- --------------
                                                                                               87.1           96.6
                                                                                       ------------- --------------

Total restricted cash, marketable securities and other investments...................  $      113.3  $       151.3
                                                                                       ============= ==============

      Cash, marketable securities and other investments include a limited partnership interest in an investment fund (the "Equity Fund Partnership") which invests in a diversified portfolio of common stocks and other equity securities whose issuers are included in merger, tender offer, spin-off or recapitalization transactions. The following table shows the Company's investment in the Equity
Fund Partnership, including restricted amounts held in the SAR Account, and the ownership interest (dollars in millions):

                                                                                          MARCH 31,      DECEMBER 31,
                                                                                            2001             2000
                                                                                        -------------   --------------

Investment in Equity Fund Partnership:
   Restricted........................................................................   $       10.2    $        10.1
   Unrestricted......................................................................           50.3               -
                                                                                        -------------   --------------
                                                                                        $       60.5    $        10.1
                                                                                        =============   ==============

Percentage of ownership held.........................................................           20.8%            10.8%
                                                                                        =============   ==============

3.    INVENTORIES

      Inventories consist of the following (in millions):

                                                                                        March 31,     December 31,
                                                                                          2001            2000
                                                                                     --------------  --------------
                                                                                      (UNAUDITED)

Lumber.............................................................................  $        36.3   $        34.0
Logs...............................................................................            9.5            21.1
                                                                                     --------------  --------------
                                                                                     $        45.8   $        55.1
                                                                                     ==============  ==============

4.    INVESTMENT IN KAISER

      The Company owns the 27,938,250 Kaiser Shares, 25,055,775 shares of which are pledged as collateral for the MGHI Notes as of March 31, 2001. Kaiser operates in several principal aspects of the aluminum industry through the following business segments: bauxite and alumina, primary aluminum, flat-rolled products, engineered products and commodities marketing. Kaiser uses a portion of its bauxite, alumina and primary aluminum production for additional processing at certain downstream facilities. Kaiser's common stock is publicly traded on the New York Stock Exchange under the trading symbol "KLU." The Kaiser
Shares represent a 35.1% equity interest in Kaiser at March 31, 2001.

      The market value for the Kaiser Shares based on the price per share quoted at the close of business on May 9, 2001 was $117.1 million. There can be no assurance that such value would be realized should the Company dispose of its investment in the Kaiser Shares. The following tables contain summarized financial information of Kaiser (in millions).

                                                                                          MARCH 31,   DECEMBER 31,
                                                                                            2001          2000
                                                                                        ------------- -------------
                                                                                         (UNAUDITED)
Current assets......................................................................... $      991.3  $    1,012.1
Property, plant and equipment, net.....................................................      1,198.4       1,176.1
Other assets...........................................................................      1,089.6       1,154.9
                                                                                        ------------- -------------
        Total assets................................................................... $    3,279.3  $    3,343.1
                                                                                        ============= =============

Current liabilities.................................................................... $      928.4  $      841.4
Long-term debt, less current maturities................................................        698.8         957.8
Other liabilities......................................................................      1,349.9       1,360.6
Minority interests.....................................................................        113.1         101.1
Stockholders' equity...................................................................        189.1          82.2
                                                                                        ------------- -------------
        Total liabilities and stockholders' equity..................................... $    3,279.3  $    3,343.1
                                                                                        ============= =============

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                            -----------------------
                                                                                               2001        2000
                                                                                            ----------  -----------
                                                                                                  (UNAUDITED)

Net sales.................................................................................  $   480.3   $    575.7
Costs and expenses........................................................................     (264.9)      (538.8)
Other expenses - net......................................................................      (20.6)       (18.3)
                                                                                            ----------  -----------
Income before income taxes and minority interests.........................................      194.8         18.6
Provision for income taxes................................................................      (76.0)        (7.3)
Minority interests........................................................................        0.8          0.4
                                                                                            ----------  -----------
Net income................................................................................  $   119.6   $     11.7
                                                                                            ==========  ===========
Equity in earnings of Kaiser..............................................................  $    42.0   $      4.1
                                                                                            ==========  ===========

5.    LONG-TERM DEBT

      Long-term and short-term debt consists of the following (in millions):

                                                                                      MARCH 31,      DECEMBER 31,
                                                                                        2001             2000
                                                                                   ---------------  ---------------
Pacific Lumber Credit Agreement................................................... $            -   $         37.0
6.55% Scotia LLC Class A-1 Timber Collateralized Notes due July 20, 2028..........          123.5            136.7
7.11% Scotia LLC Class A-2 Timber Collateralized Notes due July 20, 2028..........          243.2            243.2
7.71% Scotia LLC Class A-3 Timber Collateralized Notes due July 20, 2028..........          463.3            463.3
12% MGHI Senior Secured Notes due August 1, 2003..................................          103.2            118.8
Other.............................................................................            1.0              1.0
                                                                                   ---------------  ---------------
                                                                                            934.2          1,000.0
Less: current maturities..........................................................          (16.8)           (53.5)
      Timber Notes held in SAR Account............................................          (58.2)           (59.9)
                                                                                   ---------------  ---------------
                                                                                   $        859.2   $        886.6
                                                                                   ===============  ===============

      The amount attributable to the Timber Notes held in the SAR Account of
$52.0 million reflected in Note 2 above represents the amount paid to acquire
$58.2 million of principal amount of Timber Notes.

6.    CONTINGENCIES

      Regulatory and environmental matters play a significant role in the
Company's forest products business, which is subject to a variety of California and federal laws and regulations, as well as the HCP and SYP and Pacific
Lumber's timber operator's license, dealing with timber harvesting practices, threatened and endangered species and habitat for such species, and air and water quality. On March 1, 1999, Pacific Lumber and MAXXAM consummated the
Headwaters Agreement with the United States and California. In addition to the transfer of the Headwaters Timberlands, the SYP and HCP were approved and the
Permits were issued.

       The SYP complies with certain California Board of Forestry and Fire
Protection regulations requiring timber companies to project timber growth and harvest on their timberlands over a 100-year planning period and to demonstrate that their projected average annual harvest for any decade within a 100-year planning period will not exceed the average annual harvest level during the last decade of the 100-year planning period. The SYP is effective for 10 years
(subject to review after five years) and may be amended by Pacific Lumber, subject to approval by the CDF. Revised SYPs will be prepared every decade that address the harvest level based upon reassessment of changes in the resource base and other factors. The HCP and the Permits allow incidental "take" of certain species located on the Company's timberlands which species have been listed as endangered or threatened under the ESA and/or the CESA so long as there is no "jeopardy" to the continued existence of such species. The HCP identifies the measures to be instituted in order to minimize and mitigate the anticipated level of take to the greatest extent practicable. The SYP is also subject to certain of these provisions. The HCP and related Permits have a term of 50 years. The Company believes that the SYP and the HCP should in the long-term expedite the preparation and facilitate approval of its THPs, although the Company is experiencing difficulties in the THP approval process as it implements these agreements.

      Under the CWA, the EPA is required to establish TMDLs in water courses that have been declared to be "water quality impaired." The EPA and the North
Coast Regional Water Quality Control Board are in the process of establishing
TMDLs for 17 northern California rivers and certain of their tributaries, including nine water courses that flow within the Company's timberlands. The
Company expects this process to continue into 2010. In the December 1999 EPA report dealing with TMDLs on two of the nine water courses, the agency indicated
that the requirements under the HCP would significantly address the sediment issues that resulted in TMDL requirements for these water courses. However, the
September 2000 report by the staff of the North Coast Regional Water Quality
Control Board proposed various actions, including restrictions on harvesting beyond those required under the HCP. Dates for hearings concerning these matters have not been scheduled. Establishment of the final TMDL requirements applicable to the Company's timberlands will be a lengthy process, and the final TMDL requirements applicable to the Company's timberlands may require aquatic protection measures that are different from or in addition to the prescriptions to be developed pursuant to the watershed analysis process provided for in the
HCP.

      Lawsuits are pending and threatened which seek to prevent the Company from implementing the HCP and/or the SYP, implementing certain of the Company's approved THPs or carrying out certain other operations. On December 2, 1997, the
Wrigley lawsuit was filed. This action alleges, among other things, that the defendants' logging practices have contributed to an increase in flooding and damage to domestic water systems in a portion of the Elk River watershed.

      On January 28, 1997, the ERF lawsuit was filed. This action alleges that
Pacific Lumber has discharged pollutants into federal waterways, and the plaintiffs are seeking to enjoin Pacific Lumber from continuing such actions, civil penalties of up to $25,000 per day for each violation, remediation and other damages. This case was dismissed by the District Court on August 19, 1999, but the dismissal was reversed by the U.S. Ninth Circuit Court of Appeals on
October 30, 2000, and the case was remanded to the District Court, but no further proceedings have occurred. The Company believes that it has strong factual and legal defenses with respect to the Wrigley lawsuit and ERF lawsuit;
however, there can be no assurance that they will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

      On March 31, 1999, the EPIC-SYP/Permits lawsuit was filed alleging various violations of the CESA and the California Environmental Quality Act, and
challenging, among other things, the validity and legality of the Permits issued by California and the SYP. On March 31, 1999, the USWA lawsuit was filed also challenging the validity and legality of the SYP. The Company believes that appropriate procedures were followed throughout the public review and approval process concerning the HCP and the SYP, and the Company is working with the relevant government agencies to defend these challenges. Although uncertainties are inherent in the final outcome of the EPIC-SYP/Permits lawsuit and the USWA lawsuit, the Company believes that the resolution of these matters should not result in a material adverse effect on its financial condition, results of operations or the ability to harvest timber.

      On or about February 23, 2001, Pacific Lumber received a letter from the
Environmental Protection Information Association of its 60-day notice of intent to sue Pacific Lumber under the CWA. The letter alleges a number of violations of the CWA by Pacific Lumber in certain watersheds since 1990. If filed, the lawsuit will purportedly seek declarative and injunction relief for past violations and to prevent future violations, as well as civil penalties. Such civil penalties could be up to $25,000 per day for each continuing violation.
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

      Due to the failure of government agencies to approve THPs in a timely manner and the resulting lower harvests on its property, Pacific Lumber's production of lumber has decreased. Furthermore, logging costs have increased due to the harvest of smaller diameter logs and compliance with environmental regulations and the Environmental Plans.  See also "--Trends."

      MGI's management is currently reevaluating its operations. This may result in changes in the sawmill or other operations, and it may require an evaluation of the realizability of MGI's investment in any facilities which are curtailed as a result.

      The following table presents selected operational and financial information for the three months ended March 31, 2001 and 2000.

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                        ---------------------------
                                                                                            2001          2000
                                                                                        ------------- -------------
                                                                                         (IN MILLIONS OF DOLLARS,
                                                                                        EXCEPT SHIPMENTS AND PRICES)
Shipments:
   Lumber: (1)
      Redwood upper grades.............................................................          4.1           3.5
      Redwood common grades............................................................         37.2          35.4
      Douglas-fir upper grades.........................................................          2.0           2.5
      Douglas-fir common grades........................................................         13.0          19.1
      Other............................................................................          0.5           3.0
                                                                                        ------------- -------------
        Total lumber...................................................................         56.8          63.5
                                                                                        ============= =============
   Wood chips (2)......................................................................         26.6          39.0
                                                                                        ============= =============

Average sales price:
   Lumber: (3)
      Redwood upper grades............................................................. $      1,845  $      1,615
      Redwood common grades............................................................          614           739
      Douglas-fir upper grades.........................................................        1,385         1,300
      Douglas-fir common grades........................................................          322           424
   Wood chips (4)......................................................................           70            62

Net sales:
   Lumber, net of discount............................................................. $       37.1  $       43.7
   Wood chips..........................................................................          1.9           2.4
   Cogeneration power..................................................................          4.4           0.6
   Other...............................................................................          1.4           0.7
                                                                                        ------------- -------------
        Total net sales................................................................ $       44.8  $       47.4
                                                                                        ============= =============
Operating income (loss)................................................................ $       (4.5) $        5.7
                                                                                        ============= =============
Operating cash flow (5)................................................................ $        0.4  $       10.3
                                                                                        ============= =============
Income before income taxes............................................................. $       28.2  $        0.4
                                                                                        ============= =============
Net income (6)......................................................................... $       35.6  $        3.4
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
(6)   2001 and 2000 results include an extraordinary gain of $1.9 million and $1.4 million
      (net of tax), respectively, on the repurchase of MGHI Notes in 2001 and of Timber Notes in 2000.

      Net Sales
      Net sales for the first quarter of 2001 were lower than the 2000 first quarter primarily as a result of lower prices for redwood and Douglas-fir common grade lumber. In addition, the Company had lower shipments of Douglas-fir lumber offset somewhat by higher shipments of redwood lumber.

      Operating Income (Loss)
      The Company had an operating loss for the first quarter of 2001 as compared to operating income for the first quarter of 2000 as a result of the decline in net sales as well as higher costs associated with lumber production and logging operations.

      Income  Before Income Taxes
      Income before income taxes for the first quarter of 2001 increased from the comparable prior year period as a result of an increase in equity in earnings of Kaiser from $4.1 million for the three months ended March 31, 2000, to $42.0 million for the three months ended March 31, 2001. This increase in equity in earnings of Kaiser was the result of non-recurring net gains on power sales for the first quarter of 2001. The improvement in income before income taxes was partially offset by the decline in operating income discussed above.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See above for cautionary information with respect to such forward-looking statements.

      Note 7 to the Consolidated Financial Statements in the Form 10-K contains additional information concerning the Company's indebtedness and information concerning certain restrictive debt covenants. "MGHI PARENT" is used in this section to refer to the Company on a stand-alone basis without its subsidiaries.

      The following table summarizes certain data related to financial condition and to investing and financing activities of the Company and its subsidiaries.

                                                                  Scotia       Pacific    MGI and     MGHI
                                                                    LLC        Lumber      Other     Parent     Total
                                                                 ---------    ---------   --------  --------   --------
                                                                                 (IN MILLIONS OF DOLLARS)

Debt and credit facilities (excluding intercompany notes)

Short-term borrowings and current maturities of long-term debt:
   March 31, 2001............................................... $   16.7     $    0.1(1) $     -   $     -    $  16.8
   December 31, 2000............................................     16.4         37.1          -         -       53.5

Long-term debt, excluding current maturities:
   March 31, 2001............................................... $  755.5(2)  $    0.5    $     -   $ 103.2(2)  $ 859.2
   December 31, 2000............................................    767.2          0.6          -     118.8       886.6

Revolving credit facilities:
   Facility commitment amounts.................................. $   61.1     $   60.0    $   2.5   $     -     $ 123.6
   March 31, 2001:
      Borrowings................................................        -            -          -         -           -
      Letters of credit.........................................        -         12.7          -         -        12.7
      Unused and available credit...............................     61.1         33.5        2.5         -        97.1

Cash, cash equivalents, marketable securities and other
   investments

March 31, 2001:
   Current amounts restricted for debt service.................. $   21.9     $      -    $     -    $     -     $  21.9
   Other current amounts........................................      3.9         19.8       47.6       52.3       123.6
                                                                 ---------    ---------   --------   --------    --------
                                                                     25.8         19.8       47.6       52.3       145.5
                                                                 ---------    ---------   --------   --------    --------
   Long-term amounts restricted for debt service................     84.9            -          -          -        84.9
   Other long-term restricted amounts...........................       -             -        2.2          -         2.2
                                                                 ---------    ---------   --------   --------    --------
                                                                     84.9            -        2.2          -        87.1
                                                                 ---------    ---------   --------   --------    --------
                                                                 $  110.7     $   19.8      $49.8    $  52.3     $ 232.6
                                                                 =========    =========   ========   ========    ========

December 31, 2000:
   Current amounts restricted for debt service.................. $   45.8     $      -    $     -    $     -     $  45.8
   Other current amounts........................................     68.6          0.2       61.7       54.3       184.8
                                                                 ---------    ---------   --------   --------    --------
                                                                    114.4          0.2       61.7       54.3       230.6
                                                                 ---------    ---------   --------   --------    --------

   Long-term amounts restricted for debt service................     92.1            -          -          -        92.1
   Other long-term restricted amounts...........................      2.5            -        2.0          -         4.5
                                                                 ---------    ---------   --------   --------    --------
                                                                     94.6            -        2.0          -        96.6
                                                                 ---------    ---------   --------   --------    --------
                                                                 $  209.0     $    0.2    $  63.7    $  54.3     $ 327.2
                                                                 =========    =========   ========   ========    ========

Changes in cash and cash equivalents

Capital expenditures:
   March 31, 2001............................................... $    0.7     $    1.7    $   0.6    $     -     $   3.0
   March 31, 2000...............................................      1.4            -        0.5          -         1.9

Net proceeds from dispositions of property and investments:
   March 31, 2001............................................... $      -     $      -    $     -    $     -     $     -
   March 31, 2000...............................................        -            -          -          -           -

Borrowings (repayments) of debt and credit facilities, net
   of financing costs:
   March 31, 2001............................................... $  (11.4)(2) $  (37.0)   $     -    $ (12.8)(2) $ (61.2)
   March 31, 2000...............................................     10.2            -        8.1      (10.1)        8.2

Dividends and advances received (paid):
   March 31, 2001............................................... $  (73.1)(3) $   73.1(3) $ (17.1)(3)$  17.1(3)  $     -
   March 31, 2000...............................................        -          5.0     (113.4)      63.4       (45.0)
------------------

(1)     The decrease in Pacific Lumber's short-term borrowings and current maturities of long-term debt between December 31, 2000, and March 31,
        2001, was due to the repayment of borrowings under the Pacific Lumber
        Credit Agreement.
(2)     The decrease in Scotia LLC's long-term debt between December 31, 2000, and March 31, 2001, was the result of principal payments on the Timber
        Notes of $13.1 million during the three months ended March 31, 2001. The decrease in MGHI Parent's long-term debt, was due to repurchases of debt.
(3)     For the three months ended March 31, 2001, $73.1 million of dividends were paid by Scotia LLC to Pacific Lumber using proceeds from the sale of the Owl Creek grove. For the three months ended March 31, 2000, $90.0 million of the dividends paid from MGI to MGHI were made using proceeds from the sale of the Headwaters Timberlands. MGHI in turn paid a $45.0 million dividend to MAXXAM Parent.

      Subsequent to March 31, 2001, MGHI Parent repurchased $15.0 million aggregate principal amount of MGHI Notes for $12.3 million. MGHI Parent expects that interest payments on the remaining $88.2 million of MGHI Notes will be paid with its existing cash and dividends paid by MGI to MGHI Parent. Dividends from
MGI are expected to be at least $12.7 million per year based on the minimum levels provided for under the indenture for the MGHI Notes.

      The Scotia LLC Line of Credit allows Scotia LLC to borrow up to one year's interest on the Timber Notes. This facility expires on July 15, 2001, but it is expected to be renewed annually, subject to approval of the bank group. The
Pacific Lumber Credit Agreement expires on October 31, 2001, but it is expected to be renewed.

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

      MGI and its subsidiaries anticipate that existing cash, cash equivalents, marketable securities, funds available from the SAR Account and available sources of financing will be sufficient to fund their working capital, debt service and capital expenditure requirements for the next year. With respect to their long-term liquidity, although MGI and its subsidiaries believe that their existing cash and cash equivalents should provide sufficient funds to meet their debt service and working capital requirements until such time as Pacific Lumber has adequate cash flows from operations and/or dividends from Scotia LLC, there can be no assurance that this will be the case. Furthermore, due to its highly leveraged condition, MGI is more sensitive than less leveraged companies to factors affecting its operations, including governmental regulation and litigation affecting its timber harvesting practices (see "--Trends" below and
Note 6 to the Condensed Consolidated Financial Statements), increased competition from other lumber producers or alternative building products and general economic conditions.

TRENDS

      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See above for cautionary information with respect to such forward-looking statements.

      The Company's forest products operations are conducted by MGI through
Pacific Lumber and Britt. Regulatory and environmental matters play a significant role in Pacific Lumber's operations. See Note 6 to the Condensed
Consolidated Financial Statements and Item 1. "Business--Forest Products
Operations--Regulatory and Environmental Factors" of the Form 10-K for a
discussion of these matters. Regulatory compliance and related litigation have increased the cost of logging operations, and Pacific Lumber has also been adversely affected by a lack of available logs as a result of a severely diminished supply of available THPs, resulting in delayed or reduced harvest and lower net sales.

      Since the consummation of the Headwaters Agreement on March 1, 1999, there has been a significant amount of work required in connection with the implementation of the Environmental Plans. As a result of the implementation process, 1999 and 2000 were transition years for Pacific Lumber with respect to the filing and approval of its THPs. The rate of approvals of THPs during the three months ended March 31, 2001 continues to be below what Pacific Lumber requires to meet its targeted harvest levels under the SYP, principally because government agencies have failed to approve THPs in a timely manner.
Nevertheless, Pacific Lumber anticipates that once they are fully implemented, of the Environmental Plans will streamline the process of preparing THPs and potentially shorten the time to obtain approval of THPs.

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

      This item is not applicable for the Company and its subsidiaries; however,
Kaiser, the Company's equity investee, utilizes hedging transactions to lock-in a specified price or range of prices for certain products which it sells or consumes and to mitigate its exposure to changes in foreign currency exchange rates. See Item 7A. "Quantitative and Qualitative Disclosures about Market Risk"
from Kaiser's Annual Report on Form 10-K filed for the period ended December 31,
2000, included as Exhibit 99.4 to the Form 10-K for information relative to
Kaiser's hedging activities.

                           PART II. OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

      Reference is made to Item 3 of the Form 10-K for information concerning material legal proceedings with respect to the Company. No material developments have occurred with respect to such legal proceedings subsequent to the filing of the Form 10-K.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

      A.   EXHIBITS:

           None.

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

                                                                       MAXXAM GROUP HOLDINGS INC.

Date: May 11, 2001                                  By:               /S/  PAUL N. SCHWARTZ
                                                         ----------------------------------------------------
                                                                          Paul N. Schwartz
                                                         Vice President, Chief Financial Officer and Director
                                                                   (Principal Financial Officer)

Date: May 11, 2001                                    By:            /S/   ELIZABETH D. BRUMLEY
                                                         ----------------------------------------------------
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

CWA: Federal Clean Water Act

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
99CS00639) filed March 31, 1999 in the Superior Court of Sacramento County

Equity Fund Partnership: A partnership investing in equity securities in which the Company holds a limited partnership interest

ERF lawsuit: An action entitled Ecological Rights Foundation, Mateel
Environmental v. Pacific Lumber (No. 97-0292) which was filed in the U.S.
District Court in the Northern District of California on January 28, 1997

ESA:  The federal Endangered Species Act

Forest Practice Act: The California Forest Practice Act

Form 10-K: The Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2000

HCP: The habitat conservation plan covering multiple species approved on
March 1, 1999, in connection with the consummation of the Headwaters Agreement

Headwaters Agreement: The September 28, 1996, agreement between Pacific Lumber,
Scotia LLC, Salmon Creek, the United States and California which provided the framework for the acquisition by the United States and California of the
Headwaters Timberlands

Headwaters Timberlands: Approximately 5,600 acres of Pacific Lumber timberlands consisting of two forest groves commonly referred to as the Headwaters Forest and the Elk Head Springs Forest which were sold to the United States and
California on March 1, 1999

Kaiser: Kaiser Aluminum Corporation, an equity investee of the Company engaged in aluminum operations

Kaiser Shares: 27,938,250 shares of the common stock of Kaiser, of which
25,055,775 shares are pledged as collateral for the MGHI Notes

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

Scheduled Amortization: The amount of principal which Scotia LLC must pay through each Timber Note payment date in order to avoid prepayment or deficiency premiums

Scotia LLC: Scotia Pacific Company LLC, a limited liability company wholly owned by Pacific Lumber

Scotia LLC Line of Credit: The agreement between a group of lenders and
Scotia LLC pursuant to which it may borrow in order to pay up to one year's interest on the Timber Notes

SFAS No. 133: Statement of Financial Standard No. 133, "Accounting for
Derivative Instruments and Hedging Activities"

SYP: The sustained yield plan approved on March 1, 1999, in connection with the consummation of the Headwaters Agreement

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