Form 10-Q
period 2001-06-30
MAXXAM GROUP HOLDINGS INC
filed 2001-08-13
CIK 1029500

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
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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
Yes /X/   No / /

     Number of shares of common stock outstanding at August 10, 2001: 1,000

      REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A)
AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED
DISCLOSURE FORMAT.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I.  -  FINANCIAL INFORMATION

    Item 1.   Financial Statements:
              Consolidated Balance Sheet at June 30, 2001 and December 31, 2000
              Consolidated Statement of Operations for the three and six months ended June 30, 2001 and 2000
              Consolidated Statement of Cash Flows for the six months ended
                   June 30, 2001 and 2000
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

APPENDIX A - GLOSSARY OF DEFINED TERMS

                   MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
               (IN MILLIONS OF DOLLARS, EXCEPT SHARE INFORMATION)

                                                                                          JUNE 30,    DECEMBER 31,
                                                                                            2001          2000
                                                                                        ------------- -------------
                                                                                         (UNAUDITED)
                                        ASSETS

Current assets:
   Cash and cash equivalents........................................................... $       69.6  $      201.7
   Marketable securities and other investments.........................................         53.4          28.9
   Receivables:
      Trade............................................................................         16.7          10.4
      Receivables from MAXXAM..........................................................          8.0           6.6
      Other............................................................................          3.3           4.0
   Inventories.........................................................................         44.1          55.1
   Prepaid expenses and other current assets...........................................         17.3          14.2
                                                                                        ------------- -------------
      Total current assets.............................................................        212.4         320.9
Property, plant and equipment, net of accumulated depreciation of $107.3 and
   $102.9, respectively................................................................        231.5         100.0
Timber and timberlands, net of accumulated depletion of $187.3 and
   $183.8, respectively................................................................        243.1         244.3
Note receivable from MAXXAM............................................................        173.6         164.5
Investment in Kaiser...................................................................         44.3          27.6
Deferred financing costs, net..........................................................         23.9          19.8
Deferred income taxes..................................................................         18.4          27.3
Restricted cash, marketable securities and other investments...........................         88.8          96.6
Other assets...........................................................................          7.7           7.9
                                                                                        ------------- -------------
                                                                                        $    1,043.7  $    1,008.9
                                                                                        ============= =============

                         LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
   Accounts payable.................................................................... $        5.6  $        6.2
   Accrued interest....................................................................         30.0          32.4
   Accrued compensation and related benefits...........................................          9.3           8.2
   Deferred income taxes...............................................................          3.1          10.0
   Other accrued liabilities...........................................................          6.1           3.6
   Short-term borrowings and current maturities of long-term debt......................         18.8          53.5
                                                                                        ------------- -------------
      Total current liabilities........................................................         72.9         113.9
Long-term debt, less current maturities................................................        964.8         886.6
Deferred income taxes..................................................................         22.4          31.2
Other noncurrent liabilities...........................................................         25.1          26.6
                                                                                        ------------- -------------
      Total liabilities................................................................      1,085.2       1,058.3
                                                                                        ------------- -------------

Contingencies (See Note 8)

Stockholder's deficit:
   Common stock, $1.00 par value; 3,000 shares authorized; 1,000 shares issued.........            -             -
   Additional capital..................................................................        123.2         123.2
   Accumulated deficit.................................................................       (162.1)       (172.6)
   Accumulated other comprehensive loss................................................         (2.6)            -
                                                                                        ------------- -------------
      Total stockholder's deficit......................................................        (41.5)        (49.4)
                                                                                        ------------- -------------
                                                                                        $    1,043.7  $    1,008.9
                                                                                        ============= =============

   The accompanying notes are an integral part of these financial statements.

                   MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                            (IN MILLIONS OF DOLLARS)

                                                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                          JUNE 30,                 JUNE 30,
                                                                   -----------------------  -----------------------
                                                                      2001         2000        2001        2000
                                                                   -----------  ----------  ----------  -----------
                                                                                      (UNAUDITED)
Net sales:
   Lumber and logs...............................................  $     47.1   $    51.0   $    84.9   $     94.7
   Other.........................................................         6.2         4.9        13.2          8.6
                                                                   -----------  ----------  ----------  -----------
                                                                         53.3        55.9        98.1        103.3
                                                                   -----------  ----------  ----------  -----------

Operating expenses:
   Cost of goods sold............................................        42.7        38.7        82.7         71.8
   Selling, general and administrative expenses..................         4.4         3.8         8.8          7.8
   Depletion and depreciation....................................         5.3         4.9        10.2          9.5
                                                                   -----------  ----------  ----------  -----------
                                                                         52.4        47.4       101.7         89.1
                                                                   -----------  ----------  ----------  -----------

Operating income (loss)..........................................         0.9         8.5        (3.6)        14.2

Other income (expense):
   Equity in earnings (loss) of Kaiser...........................       (22.4)        3.9        19.6          8.0
   Investment, interest and other income (expense), net..........         9.1        13.2        18.4         24.0
   Interest expense..............................................       (17.9)      (19.9)      (36.5)       (40.1)
                                                                   -----------  ----------  ----------  -----------
Income (loss) before income taxes................................       (30.3)        5.7        (2.1)         6.1

Benefit (provision) in lieu of income taxes......................         3.5       (0.8)         9.0          0.8
                                                                   -----------  ----------  ----------  -----------
Income (loss) before extraordinary item..........................       (26.8)        4.9         6.9          6.9
Extraordinary item:
   Gains on repurchases of debt, net of income tax provisions
      of $0.9, $2.0 and $1.0, respectively.......................         1.7           -         3.6          1.4
                                                                   -----------  ----------  ----------  -----------
Net income (loss)................................................  $    (25.1)  $     4.9   $    10.5   $      8.3
                                                                   ===========  ==========  ==========  ===========

   The accompanying notes are an integral part of these financial statements.

                   MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN MILLIONS OF DOLLARS)

                                                                                                 SIX MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                               --------------------
                                                                                                 2001       2000
                                                                                               ---------  ---------
                                                                                                    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income................................................................................. $   10.5   $    8.3
   Adjustments to reconcile net income to net cash used for operating activities:
      Depletion and depreciation..............................................................     10.2        9.5
      Extraordinary gains on repurchases of debt..............................................     (3.6)      (1.4)
      Equity in undistributed earnings of Kaiser..............................................    (19.6)      (8.0)
      Amortization of deferred financing costs................................................      1.1        1.2
      Net gain on marketable securities.......................................................     (3.0)      (5.1)
      Deferral of interest payment on note receivable from MAXXAM.............................     (9.0)      (8.1)
   Increase (decrease) in cash resulting from changes in:
      Receivables.............................................................................     (5.6)      (0.9)
      Inventories, net of depletion...........................................................      9.5       (1.5)
      Prepaid expenses and other assets.......................................................     (3.1)      (3.7)
      Accounts payable........................................................................     (0.6)         -
      Accrued interest........................................................................     (2.4)      (1.4)
      Accrued and deferred income taxes.......................................................    (10.3)      (0.3)
      Other liabilities.......................................................................      3.9        1.9
      Long-term assets and long-term liabilities..............................................     (1.9)       1.0
                                                                                               ---------  ---------
        Net cash used for operating activities................................................    (23.9)      (8.5)
                                                                                               ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net purchases of marketable securities.....................................................    (21.2)     (23.6)
   Capital expenditures.......................................................................   (138.6)      (6.0)
   Restricted cash withdrawals used to acquire timberlands....................................        -        0.3
   Net proceeds from dispositions of property and investments.................................        -        0.1
                                                                                               ---------  ---------
        Net cash used for investing activities................................................   (159.8)     (29.2)
                                                                                               ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuances of long-term debt..................................................    122.5          -
   Borrowings (repayments) under revolving credit agreements..................................    (37.0)       5.6
   Redemptions, repurchases of and principal payments on long-term debt.......................    (36.5)     (18.1)
   Incurrence of deferred financing costs.....................................................     (5.2)         -
   Restricted cash (deposits) withdrawals, net................................................      7.8        9.3
   Dividends paid to stockholder..............................................................        -      (45.0)
   Other......................................................................................        -          -
                                                                                               ---------  ---------
        Net cash provided by (used for) financing activities..................................     51.6      (48.2)
                                                                                               ---------  ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS.....................................................   (132.1)     (85.9)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..............................................    201.7      189.8
                                                                                               ---------  ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.................................................... $   69.6   $  103.9
                                                                                               =========  =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid, net of capitalized interest................................................. $   37.7   $   40.3
   Tax allocation payments to MAXXAM..........................................................      1.3        0.5

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Repurchases of debt using restricted cash and marketable securities........................ $      -   $   20.1

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
however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position of the Company at June 30, 2001, and the consolidated results of operations for the three and six months ended June 30, 2001 and 2000, and the consolidated cash flows for the six months ended June 30, 2001 and 2000. The
Company is a wholly owned subsidiary of MAXXAM.

      COMPREHENSIVE INCOME (LOSS)
      The following table sets forth comprehensive income (loss) (in millions).

                                                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                         JUNE 30,                JUNE 30,
                                                                  ----------------------- -----------------------
                                                                     2001        2000        2001         2000
                                                                  ----------  ----------- -----------  ----------

Net income (loss)...............................................  $   (25.1)  $      4.9  $     10.5   $     8.3
Cumulative effect of accounting change, net of income tax
   provision of $0.2............................................       (0.1)           -         0.6           -
Unrealized losses, net of income tax benefit of $0.8 and $1.5, respectively, on derivative instruments arising during the
   period.......................................................       (1.4)           -        (2.5)          -
Less reclassification adjustment for realized gains (losses), net of income tax (provision) benefit of $(2.1) and $0.3,
   respectively, on derivative instruments included in net
   income.......................................................        3.1            -        (0.9)          -
Change in value of available-for-sale investments, net of income
   tax provision of $0.2 for each period........................       (0.1)           -         0.2           -
                                                                  ----------  ----------- -----------  ----------
Comprehensive income (loss).....................................  $   (23.6)  $      4.9  $      7.9   $     8.3
                                                                  ==========  =========== ===========  ==========

      ACCOUNTING PRONOUNCEMENTS FOR DERIVATIVE FINANCIAL INSTRUMENTS - KAISER
      Effective January 1, 2001, Kaiser began reporting derivative activities pursuant to SFAS No. 133, which requires companies to recognize all derivative instruments as assets or liabilities in the balance sheet and to measure those instruments at fair value. Kaiser, the Company's equity investee, utilizes derivative financial instruments primarily to mitigate its exposure to changes in prices for certain of the products which Kaiser sells and consumes and, to a lesser extent, to mitigate its exposure to changes in foreign currency exchange rates. Changes in the market value of Kaiser's derivative instruments represent unrealized gains or losses. Such unrealized gains or losses will fluctuate, based on prevailing market prices at each subsequent balance sheet date, until the transaction occurs. Under SFAS No. 133, these changes are recorded as an increase or reduction in stockholders' equity through either other comprehensive income or net income, depending on the facts and circumstances with respect to the hedge and its documentation. To the extent that changes in the market values of Kaiser's hedging positions are initially recorded in other comprehensive income, such changes are reversed from other comprehensive income (offset by any fluctuations in other "open" positions) and are recorded in traditional net income upon the occurrence of the transactions to which the hedges relate. Under the equity method of accounting which the Company follows in accounting for its investment in Kaiser, the Company will reflect its equity share of Kaiser's adjustments through either other comprehensive income or traditional net income, as appropriate.

      SFAS No. 133 requires that as of the date of the initial adoption, the difference between the market value of derivative instruments and the previous carrying amount of those derivatives recorded on Kaiser's consolidated balance sheet be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. As previously discussed, this impact was reflected in Kaiser's first quarter 2001 financial statements, and in turn the Company's equity share of the impact was recorded in its first quarter 2001 financial statements.

2.    SEGMENT INFORMATION

      As a result of the acquisition of certain real estate in June 2001 which is described in Note 3 below, the Company has determined that it is now appropriate to present segment information for its forest products and real estate operations. The following table presents such unaudited financial information, consistent with the manner in which management reviews and evaluates the Company's business activities (in millions).

                                                              FOREST          REAL       CORPORATE    CONSOLIDATED
                                                             PRODUCTS        ESTATE      AND OTHER        TOTAL
                                                           -------------  ------------  ------------  -------------
Net sales for the three months ended:
      June 30, 2001....................................... $       53.2   $       0.1   $         -   $       53.3
      June 30, 2000.......................................         55.9            -              -           55.9

Operating income (loss) for the three months ended:
      June 30, 2001.......................................          1.0           0.1          (0.2)           0.9
      June 30, 2000.......................................          8.6             -          (0.1)           8.5

Other income (expense), net for the three months ended:
      June 30, 2001.......................................        (12.0)         (0.1)        (19.1)         (31.2)
      June 30, 2000.......................................        (10.1)            -           7.3           (2.8)

Net sales for the six months ended:
      June 30, 2001.......................................         98.0           0.1             -           98.1
      June 30, 2000.......................................        103.3            -              -          103.3

Operating income (loss) for the six months ended:
      June 30, 2001.......................................         (3.5)          0.1          (0.2)          (3.6)
      June 30, 2000.......................................         14.4             -          (0.2)          14.2

Other income (expense), net for the six months ended:
      June 30, 2001.......................................        (23.3)         (0.1)         24.9            1.5
      June 30, 2000.......................................        (20.8)            -          12.7           (8.1)

Total assets as of:
      June 30, 2001.......................................        616.7         136.8         290.2        1,043.7
      December 31, 2000...................................        726.2             -         282.7        1,008.9

      The column corporate and other includes the results of the parent company and the investment in Kaiser, and also serves to reconcile the total of the reportable segments' amounts to the total in the Company's consolidated financial statements.

3.    ACQUISITION OF ASSETS

      In June 2001, Lakepointe Assets purchased Lake Pointe Plaza, an office complex located in Sugarland, Texas, for a purchase price of $131.3 million. The transaction was financed with proceeds of $122.5 million, net of $5.2 million in deferred financing costs, from the Lakepointe Notes ($122.5 million principal amount with a final maturity date of June 8, 2021, and an interest rate of
7.56%), and with a cash payment of $14.0 million. Lakepointe Assets acquired the property subject to two leases to existing tenants while simultaneously leasing a majority of the premises, representing all of the remaining space, to an affiliate of the seller. The office complex is fully leased for a period of 20 years under these three leases. Lakepointe Assets is accounting for these leases as operating leases. The Lakepointe Notes are secured by the leases, Lake Pointe
Plaza and a $60.0 million residual value insurance contract.

4.    CASH, MARKETABLE SECURITIES AND OTHER INVESTMENTS

      Cash, marketable securities and other investments include the following amounts which are restricted (in millions):

                                                                                         June 30,     DECEMBER 31,
                                                                                           2001           2000
                                                                                       ------------- --------------

Current assets:
   Cash and cash equivalents:
      Amounts held as security for short positions in marketable securities..........  $          -  $         9.2
      Other restricted cash and cash equivalents.....................................          18.5           29.2
                                                                                       ------------- --------------
                                                                                               18.5           38.4
                                                                                       ------------- --------------
   Marketable securities, restricted:
      Amounts held in SAR Account....................................................          16.7           16.3
                                                                                       ------------- --------------

Long-term restricted cash, marketable securities and other investments:
   Amounts held in SAR Account.......................................................         136.9          144.4
   Other amounts restricted under the Timber Notes Indenture.........................           2.8            2.9
   Other long-term restricted cash...................................................           2.2            2.0
   Less: Amounts attributable to Timber Notes held in SAR Account....................         (53.1)         (52.7)
                                                                                       ------------- --------------
                                                                                               88.8           96.6
                                                                                       ------------- --------------

Total restricted cash, marketable securities and other investments...................  $      124.0  $       151.3
                                                                                       ============= ==============

      Cash, marketable securities and other investments include a limited partnership interest in the Equity Fund Partnership, which invests in a diversified portfolio of common stocks and other equity securities whose issuers are involved in merger, tender offer, spin-off or recapitalization transactions.
The following table shows the Company's investment in the Equity Fund
Partnership, including restricted amounts held in the SAR Account, and the ownership interest (dollars in millions).

                                                                                          JUNE 30,       DECEMBER 31,
                                                                                            2001             2000
                                                                                        -------------   --------------
Investment in Equity Fund Partnership:
   Restricted........................................................................   $       10.5    $        10.1
   Unrestricted......................................................................           36.5               -
                                                                                        -------------   --------------
                                                                                        $       47.0    $        10.1
                                                                                        =============   ==============

Percentage of ownership held.........................................................           15.0%            10.8%
                                                                                        =============   ==============

5.    INVENTORIES

      Inventories consist of the following (in millions):

                                                                                        JUNE 30,      DECEMBER 31,
                                                                                          2001            2000
                                                                                     --------------  --------------

Lumber.............................................................................  $        33.4   $        34.0
Logs...............................................................................           10.7            21.1
                                                                                     --------------  --------------
                                                                                     $        44.1   $        55.1
                                                                                     ==============  ==============

6.    INVESTMENT IN KAISER

      The Company owns the 27,938,250 Kaiser Shares, 23,443,953 shares of which are pledged as collateral for the MGHI Notes as of June 30, 2001. Kaiser operates in several principal aspects of the aluminum industry through the following business segments: bauxite and alumina, primary aluminum, flat-rolled products, engineered products and commodities marketing. Kaiser uses a portion of its bauxite, alumina and primary aluminum production for additional processing at certain downstream facilities. Kaiser's common stock is publicly traded on the New York Stock Exchange under the trading symbol "KLU." The Kaiser
Shares represent a 34.6% equity interest in Kaiser at June 30, 2001.

      The market value for the Kaiser Shares based on the price per share quoted at the close of business on August 9, 2001, was $90.8 million. There can be no assurance that such value would be realized should the Company dispose of the
Kaiser Shares. The following tables contain summarized financial information of
Kaiser (in millions).

                                                                                          JUNE 30,    DECEMBER 31,
                                                                                            2001          2000
                                                                                        ------------- -------------

Current assets......................................................................... $      903.7  $    1,012.1
Property, plant and equipment, net.....................................................      1,219.1       1,176.1
Other assets...........................................................................      1,220.0       1,154.9
                                                                                        ------------- -------------
        Total assets................................................................... $    3,342.8  $    3,343.1
                                                                                        ============= =============

Current liabilities.................................................................... $      882.8  $      841.4
Long-term debt, less current maturities................................................        698.8         957.8
Other liabilities......................................................................      1,517.7       1,360.6
Minority interests.....................................................................        113.9         101.1
Stockholders' equity...................................................................        129.6          82.2
                                                                                        ------------- -------------
        Total liabilities and stockholders' equity..................................... $    3,342.8  $    3,343.1
                                                                                        ============= =============

                                                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                          JUNE 30,                 JUNE 30,
                                                                   ------------------------------------------------
                                                                      2001         2000        2001        2000
                                                                   -----------  ----------  ----------  -----------

Net sales........................................................  $    446.8   $   552.8   $   927.1   $  1,128.5
Costs and expenses...............................................      (474.4)     (501.3)     (739.3)    (1,040.1)
Other expenses - net.............................................       (78.8)      (34.7)      (99.4)       (53.0)
                                                                   -----------  ----------  ----------  -----------
Income (loss) before income taxes and minority interests.........      (106.4)       16.8        88.4         35.4
Benefit (provision) for income taxes.............................        41.5        (6.4)      (34.5)       (13.7)
Minority interests...............................................         0.8         0.6         1.6          1.0
                                                                   -----------  ----------  ----------  -----------
Net income (loss)................................................  $    (64.1)  $    11.0   $    55.5   $     22.7
                                                                   ===========  ==========  ==========  ===========
Equity in earnings (loss) of Kaiser..............................  $    (22.4)  $     3.9   $    19.6   $      8.0
                                                                   ===========  ==========  ==========  ===========

7.    LONG-TERM DEBT

      Long-term and short-term debt consists of the following (in millions):

                                                                                      JUNE 30,       DECEMBER 31,
                                                                                        2001             2000
                                                                                   ---------------  ---------------

Pacific Lumber Credit Agreement................................................... $            -   $         37.0
6.55% Scotia LLC Timber Notes due July 20, 2028...................................          123.5            136.7
7.11% Scotia LLC Timber Notes due July 20, 2028...................................          243.2            243.2
7.71% Scotia LLC Timber Notes due July 20, 2028...................................          463.3            463.3
12% MGHI Notes due August 1, 2003.................................................           88.2            118.8
7.56% Lakepointe Notes (See Note 3)...............................................          122.5                -
Other.............................................................................            1.1              1.0
                                                                                   ---------------  ---------------
                                                                                          1,041.8          1,000.0
Less: current maturities..........................................................          (18.8)           (53.5)
      Timber Notes held in SAR Account............................................          (58.2)           (59.9)
                                                                                   ---------------  ---------------
                                                                                   $        964.8   $        886.6
                                                                                   ===============  ===============

      The amount attributable to the Timber Notes held in the SAR Account of
$53.1 million reflected in Note 4 above represents the amount paid to acquire
$58.2 million of principal amount of Timber Notes.

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

      The SYP complies with the California Board of Forestry and Fire Protection regulations requiring timber companies to project timber growth and harvest on their timberlands over a 100-year planning period and to demonstrate that their projected average annual harvest for any decade within a 100-year planning period will not exceed the average annual harvest level during the last decade of the 100-year planning period. The SYP is effective for 10 years (subject to review after five years) and may be amended by Pacific Lumber, subject to approval by the CDF. Revised SYPs will be prepared every decade that address the harvest level based upon reassessment of changes in the resource base and other factors. The HCP and the Permits allow incidental "take" of certain species located on the Company's timberlands which species have been listed as endangered or threatened under the ESA and/or the CESA so long as there is no
"jeopardy" to the continued existence of such species. The HCP identifies the measures to be instituted in order to minimize and mitigate the anticipated level of take to the greatest extent practicable. The SYP is also subject to certain of these provisions. The HCP and related Permits have a term of 50 years.

      Under the CWA, the EPA is required to establish TMDLs in water courses that have been declared to be "water quality impaired." The EPA and the North
Coast Water Board are in the process of establishing TMDLs for 17 northern
California rivers and certain of their tributaries, including nine water courses that flow within the Company's timberlands. The Company expects this process to continue into 2010. In the December 1999 EPA report dealing with TMDLs on two of the nine water courses, the agency indicated that the requirements under the HCP would significantly address the sediment issues that resulted in TMDL requirements for these water courses. However, the September 2000 report by the staff of the North Coast Water Board proposed various actions, including restrictions on harvesting beyond those required under the HCP. Dates for hearings concerning these matters have not been scheduled. Establishment of the final TMDL requirements applicable to the Company's timberlands will be a lengthy process, and the final TMDL requirements applicable to the Company's timberlands may require aquatic protection measures that are different from or in addition to the prescriptions to be developed pursuant to the watershed analysis process provided for in the HCP.

      Since the consummation of the Headwaters Agreement on March 1, 1999, there has been a significant amount of work required in connection with the implementation of the Environmental Plans. As a result of the implementation process, 1999 and 2000 were transition years for Pacific Lumber with respect to the filing and approval of its THPs, principally because government agencies have failed to approve THPs in a timely manner. The rate of approvals of THPs during the three months ended June 30, 2001, has improved somewhat over prior quarters; however, it continues to be below what Pacific Lumber requires to meet its targeted harvest levels under the SYP. Nevertheless, Pacific Lumber anticipates that once the Environmental Plans are fully implemented, the process of preparing THPs will become more streamlined, and the time to obtain approval of THPs will potentially be shortened.

      Lawsuits are pending and threatened which seek to prevent the Company from implementing the HCP and/or the SYP, implementing certain of the Company's approved THPs, or carrying out certain other operations. On December 2, 1997, the Wrigley lawsuit was filed. This action alleges, among other things, that the defendants' logging practices have contributed to an increase in flooding and damage to domestic water systems in a portion of the Elk River watershed.

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

      On March 31, 1999, the EPIC-SYP/Permits lawsuit was filed alleging various violations of the CESA and the California Environmental Quality Act, and
challenging, among other things, the validity and legality of the SYP and the
Permits issued by California. On March 31, 1999, the USWA lawsuit was filed also challenging the validity and legality of the SYP. The Company believes that appropriate procedures were followed throughout the public review and approval process concerning the HCP and the SYP, and the Company is working with the relevant government agencies to defend these challenges. Although uncertainties are inherent in the final outcome of the EPIC-SYP/Permits lawsuit and the USWA lawsuit, the Company believes that the resolution of these matters should not result in a material adverse effect on its financial condition, results of operations or the ability to harvest timber.

      In connection with a February 2001 notice of intent to sue Pacific Lumber, on July 24, 2001, the Bear Creek lawsuit was filed. The lawsuit alleges that
Pacific Lumber's harvesting and other activities under certain of its approved and proposed THPs will result in discharges of pollutants in violation of the
CWA. The plaintiff asserts that the CWA requires the defendants to obtain a permit from the North Coast Water Board before beginning timber harvesting and road construction activities in the Bear Creek watershed, and is seeking to enjoin these activities until such permit has been obtained. The plaintiff also seeks civil penalties of up to $27,000 per day for the defendant's alleged continued violation of the CWA. The Company believes that the requirements under the HCP are adequate to ensure that sediment and pollutants from its harvesting activities will not reach levels harmful to the environment. Furthermore, EPA regulations specifically provide that such activities are not subject to CWA permitting requirements. The Company believes that it has strong legal defenses in this matter; however, there can be no assurance that this lawsuit will not have a material adverse effect on its consolidated financial condition or results of operations.

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
"Financial Statements and Supplementary Data" of the Form 10-K. Any capitalized terms used but not defined in this Item are defined in the "Glossary of Defined
Terms" contained in Appendix A. Except as otherwise noted, all references to notes represent the Notes to the Condensed Consolidated Financial Statements
included in Item 1.

      This Quarterly Report on Form 10-Q contains statements which constitute
"forward-looking statements" within the meaning of the Private Securities
Litigation Reform Act of 1995. These statements appear in a number of places in this section, in Item 3. "Quantitative and Qualitative Disclosures About Market
Risk," and in Part II. Item 1. "Legal Proceedings." Such statements can be identified by the use of forward-looking terminology such as "believes,"
"expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements and changing prices and market conditions. This Form
10-Q and the Form 10-K identify other factors that could cause such differences between the forward-looking statements and actual results. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

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

      In recent years, MGI has experienced reduced harvests on its property, and as a result, production of lumber has decreased. The decline in harvest levels is a result of the difficulties with THPs described under "--Trends."
Furthermore, logging costs have increased due to the harvest of smaller diameter logs and compliance with environmental regulations and the Environmental Plans.
MGI's management is currently reevaluating MGI's operations in view of these continuing difficulties. This may result in reductions or curtailments in sawmill or other operations. As a result of this analysis, MGI may be required to evaluate the realizability of MGI's investment in any facilities which are curtailed as a result, and a writedown of the investment in certain assets may be required.

      The following table presents selected operational and financial information for the three and six months ended June 30, 2001 and 2000.

                                                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                          JUNE 30,                 JUNE 30,
                                                                   -----------------------  -----------------------
                                                                      2001         2000        2001        2000
                                                                   -----------  ----------  ----------  -----------
                                                                   (IN MILLIONS OF DOLLARS, EXCEPT SHIPMENTS AND PRICES)
Shipments:
   Lumber: (1)
      Redwood upper grades.......................................         4.4         3.8         8.5           7.3
      Redwood common grades......................................        44.8        41.2        82.0          76.6
      Douglas-fir upper grades...................................         2.6         3.2         4.6           5.7
      Douglas-fir common grades..................................        19.9        19.8        32.9          38.9
      Other......................................................         2.1         1.7         2.6           4.7
                                                                   -----------  ----------  ----------  -----------
        Total lumber.............................................        73.8        69.7       130.6         133.2
                                                                   ===========  ==========  ==========  ===========
   Wood chips (2)................................................        34.1        45.5        60.7          84.5
                                                                   ===========  ==========  ==========  ===========

Average sales price:
   Lumber: (3)
      Redwood upper grades.......................................  $    1,775   $   1,830   $   1,809   $     1,728
      Redwood common grades......................................         602         759         607           750
      Douglas-fir upper grades...................................       1,350       1,342       1,365         1,324
      Douglas-fir common grades..................................         349         372         338           398
   Wood chips (4)................................................          68          69          69            66

Net sales:
   Lumber, net of discount.......................................  $     45.5   $    50.1   $    82.7   $      93.8
   Wood chips....................................................         2.3         3.2         4.2           5.6
   Cogeneration power............................................         3.0         1.0         7.4           1.6
   Other.........................................................         2.5         1.6         3.8           2.3
                                                                   -----------  ----------  ----------  -----------
        Total net sales..........................................  $     53.3   $    55.9   $    98.1   $     103.3
                                                                   ===========  ==========  ==========  ===========
Operating income (loss)..........................................  $      0.9   $     8.5   $    (3.6)  $      14.2
                                                                   ===========  ==========  ==========  ===========
Operating cash flow (5)..........................................  $      6.2   $    13.4   $     6.6   $      23.7
                                                                   ===========  ==========  ==========  ===========
Income (loss) before income taxes................................  $    (30.3)  $     5.7   $    (2.1)  $       6.1
                                                                   ===========  ==========  ==========  ===========
Net income (loss) (6)............................................  $    (25.1)  $     4.9   $    10.5   $       8.3
                                                                   ===========  ==========  ==========  ===========
--------------------

(1)   Lumber shipments are expressed in millions of board feet.
(2)   Wood chip shipments are expressed in thousands of bone dry units of 2,400 pounds.
(3)   Dollars per thousand board feet.
(4)   Dollars per bone dry unit.
(5)   Operating income before depletion and depreciation, also referred to as
      "EBITDA."
(6)   2001 results include after-tax extraordinary gains of $1.7 million and
      $3.6 million for the three and six month periods, respectively, on the repurchase of MGHI Notes. 2000 results for the six month period includes an after-tax extraordinary gain of $1.4 million on the repurchase of
      Timber Notes.

      Net Sales
      Net sales for the second quarter and first six months of 2001 were lower than the comparable periods of 2000 primarily as a result of lower prices for redwood common grade lumber and lower shipments of Douglas-fir lumber. These declines were offset somewhat by higher shipments of redwood lumber.

      Operating Income (Loss)
      The Company had lower operating income for the second quarter of 2001 compared to the second quarter of 2000, and an operating loss for the six months ended June 30, 2001, as compared to operating income for the same period of
2000, as a result of the decline in net sales as well as higher costs associated with lumber production and logging operations.

      Income (Loss) Before Income Taxes
      The Company had a loss before income taxes for the second quarter and first six months of 2001 as compared to income before income taxes for the comparable prior year periods. In addition to the impact of the decline in operating income discussed above, the loss before income taxes for the second quarter of 2001 was also affected by a decrease in equity in earnings of Kaiser from $3.9 million for the three months ended June 30, 2000, to $(22.4) million for the three months ended June 30, 2001. Results for the six months ended June
30, 2001, were lower due to the decline in operating income which was offset in part by an increase in equity in earnings of Kaiser from $8.0 million to $19.6 million. Kaiser's results improved largely as a result of non-recurring gains on power sales.

      Benefit (provision) in Lieu of Income Taxes
      The effective benefit (provision) in lieu of income taxes differs from the statutory rate primarily due to disallowance of a portion of the Company's net operating loss carryforwards for state tax purposes, and the exclusion of equity in earnings (loss) of Kaiser from taxable income.

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

                                                                  SCOTIA        PACIFIC     MGI AND       MGHI
                                                                    LLC         LUMBER       OTHER       PARENT      TOTAL
                                                                 ---------     --------    ---------    --------    --------
                                                                             (IN MILLIONS OF DOLLARS)
DEBT AND CREDIT FACILITIES (EXCLUDING INTERCOMPANY NOTES)
Short-term borrowings and current maturities of long-term debt:
   June 30, 2001................................................ $   16.8     $    0.1 (1) $   1.9      $     -     $  18.8
   December 31, 2000............................................     16.4         37.1           -            -        53.5

Long-term debt, excluding current maturities:
   June 30, 2001................................................ $  755.5 (2) $    0.5     $ 120.6 (4)  $  88.2 (2) $ 964.8
   December 31, 2000............................................    767.2          0.6           -        118.8       886.6

Revolving credit facilities:
   Facility commitment amounts.................................. $   61.1     $   60.0     $   2.5      $     -     $ 123.6
   June 30, 2001:
      Borrowings................................................        -            -           -            -           -
      Letters of credit.........................................        -         11.8           -            -        11.8
      Unused and available credit...............................     61.1         31.5         2.5            -        95.1

CASH, CASH EQUIVALENTS, MARKETABLE
   SECURITIES AND OTHER INVESTMENTS
June 30, 2001:
   Current amounts restricted for debt service.................. $   34.9     $      -     $     -      $     -     $  34.9
   Other current amounts........................................      4.6          7.0        35.5         41.0        88.1
                                                                 ---------    ---------    --------     --------    --------
                                                                     39.5          7.0        35.5         41.0       123.0
                                                                 ---------    ---------    --------     --------    --------
   Long-term amounts restricted for debt service................     86.6            -           -            -        86.6
   Other long-term restricted amounts...........................        -            -         2.2            -         2.2
                                                                 ---------    ---------    --------     --------    --------
                                                                     86.6            -         2.2            -        88.8
                                                                 ---------    ---------    --------     --------    --------
                                                                 $  126.1     $    7.0     $  37.7      $  41.0     $ 211.8
                                                                 =========    =========    ========     ========    ========

December 31, 2000:
   Current amounts restricted for debt service.................. $   45.8     $      -     $      -     $     -     $  45.8
   Other current amounts........................................     68.6          0.2         61.7        54.3       184.8
                                                                 ---------    ---------     --------    --------    --------
                                                                    114.4          0.2         61.7        54.3       230.6
                                                                 ---------    ---------     --------    --------    --------

   Long-term amounts restricted for debt service................     92.1            -            -           -        92.1
   Other long-term restricted amounts...........................      2.5            -          2.0           -         4.5
                                                                 ---------    ---------     --------    --------    --------
                                                                     94.6            -          2.0           -        96.6
                                                                 ---------    ---------     --------    --------    --------
                                                                 $  209.0     $    0.2     $   63.7     $  54.3     $ 327.2
                                                                 =========    =========     ========    ========    ========

CHANGES IN CASH AND CASH EQUIVALENTS
Capital expenditures:
   June 30, 2001................................................ $   2.9      $    3.6     $  132.1 (4) $     -     $ 138.6
   June 30, 2000................................................     3.2           1.7          1.1           -         6.0

Net proceeds from dispositions of property and investments:
   June 30, 2001................................................ $     -      $      -     $      -     $     -     $     -
   June 30, 2000................................................       -           0.1            -           -         0.1

Borrowings (repayments) of debt and credit facilities, net of financing costs:
   June 30, 2001................................................ $ (11.4)(2)  $  (37.0)    $  117.3 (4) $ (25.1)(2) $  43.8
   June 30, 2000................................................    (7.5)          0.1          3.0        (8.1)      (12.5)

Dividends and advances received (paid):
   June 30, 2001................................................ $ (73.1)(3)  $   73.1 (3) $  (17.1)(3) $  17.1 (3) $     -
   June 30, 2000................................................       -          50.0       (158.4)       63.4       (45.0)

------------------

(1)     The decrease in Pacific Lumber's short-term borrowings and current maturities of long-term debt between December 31, 2000, and June 30,
        2001, was due to the repayment of borrowings under the Pacific Lumber
        Credit Agreement.
(2)     The decrease in Scotia LLC's long-term debt between December 31, 2000, and June 30, 2001, was the result of principal payments on the Timber
        Notes of $11.4 million during the six months ended June 30, 2001. The decrease in MGHI Parent's long-term debt was due primarily to repurchases of debt.
(3)     For the six months ended June 30, 2001, $73.1 million of dividends were paid by Scotia LLC to Pacific Lumber, $63.9 million of which was made using proceeds from the sale of the Scotia LLC's Owl Creek grove. For the six months ended June 30, 2000, $90.0 million of the dividends paid from MGI to MGHI were made using proceeds from the sale of the
        Headwaters Timberlands. MGHI in turn paid a $45.0 million dividend to
        MAXXAM Parent.
(4)     The increase in debt and capital expenditures for MGI and other is attributable to the Lake Pointe Plaza acquisition and related borrowings described in Note 3.

      MGHI Parent expects that interest payments on the $88.2 million of MGHI
Notes outstanding as of June 30, 2001, will be paid with its existing cash.

      The Scotia LLC Line of Credit allows Scotia LLC to borrow up to one year's interest on the Timber Notes. On June 1, 2001, this facility was extended for an additional year to July 12, 2002. The Pacific Lumber Credit Agreement expires on
October 31, 2001, but it is expected to be renewed for a two-year period.

      On the January 22, 2001, note payment date for the Timber Notes, Scotia
LLC had $37.4 million set aside in the note payment account to pay the $28.9 million of interest due as well as $8.5 million of principal. Scotia LLC repaid an additional $2.9 million of principal on the Timber Notes using funds held in the SAR Account, resulting in a total principal payment of $11.4 million, an amount equal to Scheduled Amortization. In addition, Scotia LLC made a distribution to Pacific Lumber of $73.1 million, $63.9 million of which was made using funds from the December 2000 sale of Scotia LLC's Owl Creek grove and $9.2 million of which was made using excess funds released from the SAR Account.

      On the July 20, 2001, note payment date for the Timber Notes, Scotia LLC had $29.9 million set aside in the note payment account to pay the $28.5 million of interest due as well as $1.4 million of principal. Scotia LLC repaid an additional $1.4 million of principal on the Timber Notes using funds held in the
SAR Account, resulting in a total principal payment of $2.8 million, an amount equal to Scheduled Amortization. In addition, Scotia LLC made a distribution in the amount of $3.0 million to its parent, Pacific Lumber.

      In June 2001, Lakepointe Assets purchased Lake Pointe Plaza, an office complex located in Sugarland, Texas, for a purchase price of $131.3 million. The transaction was financed with proceeds of $122.5 million, net of $5.2 million in deferred financing costs, from the Lakepointe Notes ($122.5 million principal amount with a final maturity date of June 8, 2021, and an interest rate of
7.56%), and with a cash payment of $14.0 million. Lakepointe Assets acquired the property subject to two leases to existing tenants while simultaneously leasing a majority of the premises, representing all of the remaining space, to an affiliate of the seller. The office complex is fully leased for a period of 20 years under these three leases.

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

      MGI and its subsidiaries anticipate that existing cash, cash equivalents, marketable securities, funds available from the SAR Account and available sources of financing will be sufficient to fund their working capital, debt service and capital expenditure requirements for the next year. With respect to their long-term liquidity, MGI and its subsidiaries believe that their existing cash and cash equivalents should provide sufficient funds to meet their debt service and working capital requirements. However, until such time as Pacific
Lumber has adequate cash flows from operations and/or dividends from Scotia LLC, there can be no assurance that this will be the case. Furthermore, due to its highly leveraged condition, MGI is more sensitive than less leveraged companies to factors affecting its operations, including governmental regulation and litigation affecting its timber harvesting practices (see "--Trends" below and
Note 8), increased competition from other lumber producers or alternative building products and general economic conditions.

TRENDS

      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See above for cautionary information with respect to such forward-looking statements.

      The Company's forest products operations are conducted by MGI through
Pacific Lumber and Britt. Regulatory and environmental matters play a significant role in Pacific Lumber's operations. See Note 8 and Item 1.
"Business--Forest Products Operations--Regulatory and Environmental Factors" of
the Form 10-K for a discussion of these matters. Regulatory compliance and related litigation have caused delays in obtaining approvals of THPs and delays in harvesting on THPs once they are approved. This has resulted in a decline in harvest, an increase in the cost of logging operations, and lower net sales.

      Since the consummation of the Headwaters Agreement on March 1, 1999, there has been a significant amount of work required in connection with the implementation of the Environmental Plans. As a result of the implementation process, 1999 and 2000 were transition years for Pacific Lumber with respect to the filing and approval of its THPs, principally because government agencies have failed to approve THPs in a timely manner. The rate of approvals of THPs during the three months ended June 30, 2001, has improved somewhat over prior quarters; however, it continues to be below what Pacific Lumber requires to meet its targeted harvest levels under the SYP. Nevertheless, Pacific Lumber anticipates that once the Environmental Plans are fully implemented, the process of preparing THPs will become more streamlined, and the time to obtain approval of THPs will potentially be shortened.

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
"Legal Proceedings" and Note 8 for further information regarding regulatory and legal proceedings affecting the Company's operations.

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

      This item is not applicable for the Company and its subsidiaries; however,
Kaiser, the Company's equity investee, utilizes hedging transactions to lock-in a specified price or range of prices for certain products which it sells or consumes and to mitigate its exposure to changes in foreign currency exchange rates. See Item 3. "Quantitative and Qualitative Disclosures about Market Risk"
from Kaiser's Quarterly Report on Form 10-Q filed for the period ended June 30,
2001, included as Exhibit 99.1 to the Form 10-Q, for information relative to
Kaiser's hedging activities.

                           PART II. OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

      Reference is made to Item 3 of the Form 10-K for information concerning material legal proceedings with respect to the Company. The following material developments have occurred with respect to such legal proceedings subsequent to the filing of the Form 10-K.

      TIMBER HARVESTING LITIGATION

      In connection with a February 2001 notice of intent to sue Pacific Lumber, on July 24, 2001, the Bear Creek lawsuit was filed. The lawsuit alleges that
Pacific Lumber's harvesting and other activities under certain of its approved and proposed THPs will result in discharges of pollutants in violation of the
CWA. The plaintiff asserts that the CWA requires the defendants to obtain a permit from the North Coast Water Board before beginning timber harvesting and road construction activities in the Bear Creek watershed, and is seeking to enjoin these activities until such permit has been obtained. The plaintiff also seeks civil penalties of up to $27,000 per day for the defendant's alleged continued violation of the CWA. The Company believes that the requirements under the HCP are adequate to ensure that sediment and pollutants from its harvesting activities will not reach levels harmful to the environment. Furthermore, EPA regulations specifically provide that such activities are not subject to CWA permitting requirements. The Company believes that it has strong legal defenses in this matter; however, there can be no assurance that this lawsuit will not have a material adverse effect on its consolidated financial condition or results of operations.

      HUNSAKER ACTION

      With respect to the Hunsaker Action, on July 9, 2001, the U.S. Ninth
Circuit Court of Appeals affirmed the District Court's dismissal of the case.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

A.    EXHIBITS:

        4.1     Second Amendment, dated June 15, 2001, to the Scotia LLC Line of
                Credit (incorporated herein by reference to Exhibit 4.1 to the
                Scotia LLC June 2001 Form 10-Q; File No. 333-63825)

      *4.2      Loan Agreement, dated as of June 28, 2001, between Lakepointe
                Assets LLC and Legg Mason Real Estate Services, Inc.

      *4.3      Promissory Note, dated as of June 28, 2001, between Lakepointe
                Assets LLC and Legg Mason Real Estate Services, Inc.

      *10.1     Lease Agreement, dated as of June 28, 2001, between Lakepointe
                Assets LLC and Fluor Enterprises Inc.

      *10.2     Guarantee of Lease dated as of June 28, 2001, between Fluor
                Corporation and Lakepointe Assets LLC

      *99.1     Item 3. to the Kaiser June 2001 Form 10-Q

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

                                           MAXXAM GROUP HOLDINGS INC.

Date: August 13, 2001    By:   /S/             PAUL N. SCHWARTZ
                              ----------------------------------------------------
                                                Paul N. Schwartz
                              Vice President, Chief Financial Officer and Director
                                         (Principal Financial Officer)

Date: August 13, 2001    By:   /S/             ELIZABETH D. BRUMLEY
                              ----------------------------------------------------
                                              Elizabeth D. Brumley
                                                   Controller
                                         (Principal Accounting Officer)

                                                                      APPENDIX A

                            GLOSSARY OF DEFINED TERMS

Bear Creek lawsuit: An action entitled Environmental Protection Information
Association v. Pacific Lumber, Scotia Pacific Company LLC (No. C01-2821), filed
July 24, 2001, in the U.S. District Court in the Northern District of California

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

Hunsaker Action: An action entitled William Hunsaker, et al. v. Charles E.
Hurwitz, Pacific Lumber, MAXXAM Group Inc., MXM Corp., Federated Development
Company and Does 1-50 (No. C 98-4515) filed in the United States District Court for the Northern District of California on November 24, 1998

Kaiser: Kaiser Aluminum Corporation, an equity investee of the Company engaged in aluminum operations

Kaiser Shares: 27,938,250 shares of the common stock of Kaiser, of which
23,443,953 shares are pledged as collateral for the MGHI Notes

Lakepointe Assets: Lakepointe Assets Holdings LLC, a limited liability company, and its subsidiaries, all of which are indirect wholly owned subsidiaries of the
Company

Lakepointe Notes:  Lakepointe Assets'  $122.5 million of 7.56% notes due June 8, 2021

MAXXAM:  MAXXAM Inc.

MGHI Notes:  12% Senior Secured Notes of the Company due August 1, 2003

MGI:  MAXXAM Group Inc., a wholly owned subsidiary of the Company

North Coast Water Board:  North Coast Regional Water Quality Control Board

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
(No. 99CS00626) filed March 31, 1999 in the Superior Court of Sacramento
County

Wrigley lawsuit: An action entitled Kristi Wrigley, et al. v. Charles Hurwitz,
John Campbell, Pacific Lumber, MAXXAM Group Holdings Inc., Scotia Pacific
Holding Company, MAXXAM Group Inc., MAXXAM Inc., Scotia Pacific Company
LLC and Federated Development Company (No. 9700399) filed December 2, 1997 in the Superior Court of Humboldt County