Form 10-Q
period 2001-09-30
MAXXAM GROUP HOLDINGS INC
filed 2001-11-14
CIK 1029500

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
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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
Yes /X/   No / /

   Number of shares of common stock outstanding at November 12, 2001: 1,000

      REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A)
AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED
DISCLOSURE FORMAT.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I.  -  FINANCIAL INFORMATION

         Item 1.   Financial Statements:
                   Consolidated Balance Sheet at September 30, 2001 and
                        December 31, 2000
                   Consolidated Statement of Operations for the three and nine months ended September 30, 2001and 2000
                   Consolidated Statement of Cash Flows for the nine months
                        ended September 30, 2001 and 2000
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

APPENDIX A - GLOSSARY OF DEFINED TERMS

                   MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
               (IN MILLIONS OF DOLLARS, EXCEPT SHARE INFORMATION)

                                                                                        SEPTEMBER 30, DECEMBER 31,
                                                                                            2001          2000
                                                                                        ------------- -------------
                                                                                         (UNAUDITED)
                                        ASSETS

Current assets:
   Cash and cash equivalents........................................................... $       44.8  $      201.7
   Marketable securities and other investments.........................................         54.0          28.9
   Receivables:
      Trade............................................................................         14.9          10.4
      Receivables from MAXXAM..........................................................          2.5           6.6
      Other............................................................................          3.2           4.0
   Inventories.........................................................................         56.3          55.1
   Prepaid expenses and other current assets...........................................         23.2          14.2
                                                                                        ------------- -------------
      Total current assets.............................................................        198.9         320.9
Property, plant and equipment, net of accumulated depreciation of $111.2 and
   $102.9, respectively................................................................        229.6         100.0
Timber and timberlands, net of accumulated depletion of $190.9 and
   $183.8, respectively................................................................        240.1         244.3
Note receivable from MAXXAM............................................................        183.1         164.5
Investment in Kaiser...................................................................         80.4          27.6
Deferred financing costs, net..........................................................         23.4          19.8
Deferred income taxes..................................................................         22.8          27.3
Restricted cash, marketable securities and other investments...........................         90.1          96.6
Other assets...........................................................................          7.2           7.9
                                                                                        ------------- -------------
                                                                                        $    1,075.6  $    1,008.9
                                                                                        ============= =============

                         LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
   Accounts payable.................................................................... $        5.9  $        6.2
   Accrued interest....................................................................         13.6          32.4
   Accrued compensation and related benefits...........................................         10.2           8.2
   Deferred income taxes...............................................................          1.2          10.0
   Other accrued liabilities...........................................................          6.8           3.6
   Short-term borrowings and current maturities of long-term debt......................         37.4          53.5
                                                                                        ------------- -------------
      Total current liabilities........................................................         75.1         113.9
Long-term debt, less current maturities................................................        960.9         886.6
Deferred income taxes..................................................................         31.5          31.2
Other noncurrent liabilities...........................................................         24.0          26.6
                                                                                        ------------- -------------
      Total liabilities................................................................      1,091.5       1,058.3
                                                                                        ------------- -------------

Contingencies (See Note 8)

Stockholder's deficit:
   Common stock, $1.00 par value; 3,000 shares authorized; 1,000 shares issued.........            -             -
   Additional capital..................................................................        123.2         123.2
   Accumulated deficit.................................................................       (149.5)       (172.6)
   Accumulated other comprehensive loss................................................         10.4             -
                                                                                        ------------- -------------
      Total stockholder's deficit......................................................        (15.9)        (49.4)
                                                                                        ------------- -------------
                                                                                        $    1,075.6  $    1,008.9
                                                                                        ============= =============

   The accompanying notes are an integral part of these financial statements.

                   MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                            (IN MILLIONS OF DOLLARS)

                                                                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                        SEPTEMBER 30,            SEPTEMBER 30,
                                                                   -----------------------  -----------------------
                                                                      2001         2000        2001        2000
                                                                   -----------  ----------  ----------  -----------
                                                                                      (UNAUDITED)
Net sales:
   Lumber and logs...............................................  $     39.5   $    43.0   $   124.4   $    137.7
   Other.........................................................         7.5         6.4        20.7         15.0
                                                                   -----------  ----------  ----------  -----------
                                                                         47.0        49.4       145.1        152.7
                                                                   -----------  ----------  ----------  -----------

Operating expenses:
   Cost of goods sold............................................        36.9        40.5       119.6        112.3
   Selling, general and administrative expenses..................         5.1         3.5        13.9         11.3
   Impairment of assets..........................................         0.7           -         0.7            -
   Depletion and depreciation....................................         5.5         5.3        15.7         14.8
                                                                   -----------  ----------  ----------  -----------
                                                                         48.2        49.3       149.9        138.4
                                                                   -----------  ----------  ----------  -----------

Operating income (loss)..........................................        (1.2)        0.1        (4.8)        14.3

Other income (expense):
   Equity in earnings (loss) of Kaiser...........................        23.7        (5.9)       43.3          2.1
   Investment, interest and other income (expense), net..........         7.1        10.6        25.5         34.6
   Interest expense..............................................       (20.2)      (19.7)      (56.7)       (59.8)
                                                                   -----------  ----------  ----------  -----------
Income (loss) before income taxes................................         9.4       (14.9)        7.3         (8.8)

Benefit in lieu of income taxes..................................         3.2         2.1        12.2          2.9
                                                                   -----------  ----------  ----------  -----------
Income (loss) before extraordinary item..........................        12.6       (12.8)       19.5         (5.9)
Extraordinary item:
   Gains on repurchases of debt, net of income tax provisions
      of $0.3, $2.0 and $1.3, respectively.......................           -         0.6         3.6          2.0
                                                                   -----------  ----------  ----------  -----------
Net income (loss)................................................  $     12.6   $   (12.2)  $    23.1   $     (3.9)
                                                                   ===========  ==========  ==========  ===========

   The accompanying notes are an integral part of these financial statements.

                   MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN MILLIONS OF DOLLARS)

                                                                                                 NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                               --------------------
                                                                                                 2001       2000
                                                                                               ---------  ---------
                                                                                                    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss).......................................................................... $   23.1   $   (3.9)
   Adjustments to reconcile net income (loss) to net cash used for operating activities:
      Depletion and depreciation..............................................................     15.7       14.8
      Non-cash impairment charge..............................................................      0.7          -
      Extraordinary gains on repurchases of debt..............................................     (3.6)      (2.0)
      Equity in undistributed earnings of Kaiser..............................................    (43.3)      (2.1)
      Amortization of deferred financing costs................................................      1.8        1.7
      Net gain on marketable securities.......................................................     (2.7)     (11.1)
      Deferral of interest payment on note receivable from MAXXAM.............................    (18.6)     (16.7)
   Increase (decrease) in cash resulting from changes in:
      Receivables.............................................................................      0.9        2.4
      Inventories, net of depletion...........................................................     (0.9)     (13.6)
      Prepaid expenses and other assets.......................................................     (2.6)      (5.4)
      Accounts payable........................................................................     (0.3)      (0.6)
      Accrued interest........................................................................    (18.8)     (20.4)
      Accrued and deferred income taxes.......................................................    (13.5)      (2.4)
      Other liabilities.......................................................................      5.4        3.2
      Long-term assets and long-term liabilities..............................................     (2.8)       1.2
                                                                                               ---------  ---------
        Net cash used for operating activities................................................    (59.5)     (54.9)
                                                                                               ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net purchases of marketable securities.....................................................    (21.6)      (6.1)
   Capital expenditures.......................................................................   (141.6)     (11.0)
   Restricted cash withdrawals used to acquire timberlands....................................        -        0.8
   Net proceeds from dispositions of property and investments.................................        -        0.3
                                                                                               ---------  ---------
        Net cash used for investing activities................................................   (163.2)     (16.0)
                                                                                               ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuances of long-term debt..................................................    122.5          -
   Borrowings (repayments) under revolving credit agreements..................................    (19.0)      25.9
   Redemptions, repurchases of and principal payments on long-term debt.......................    (39.7)     (21.8)
   Incurrence of deferred financing costs.....................................................     (5.3)         -
   Restricted cash (deposits) withdrawals, net................................................     18.4       10.3
   Dividends paid to stockholder..............................................................        -      (45.0)
   Other......................................................................................    (11.1)         -
                                                                                               ---------  ---------
        Net cash provided by (used for) financing activities..................................     65.8      (30.6)
                                                                                               ---------  ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS.....................................................   (156.9)    (101.5)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..............................................    201.7      189.8
                                                                                               ---------  ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.................................................... $   44.8   $   88.3
                                                                                               =========  =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid, net of capitalized interest................................................. $   73.7   $   78.4
   Tax allocation payments to MAXXAM..........................................................      1.3        0.5

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Repurchases of debt using restricted cash and marketable securities........................ $      -   $   36.1

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
however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position of the Company at September 30, 2001, and the consolidated results of operations for the three and nine months ended September 30, 2001 and
2000, and the consolidated cash flows for the nine months ended September 30,
2001 and 2000. The Company is a wholly owned subsidiary of MAXXAM.

      COMPREHENSIVE INCOME (LOSS)
      The following table sets forth comprehensive income (loss) (in millions).

                                                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                       SEPTEMBER 30,           SEPTEMBER 30,
                                                                  ----------------------- -----------------------
                                                                     2001        2000        2001         2000
                                                                  ----------  ----------- -----------  ----------

Net income (loss)...............................................  $    12.6   $    (12.2) $     23.1   $    (3.9)
Cumulative effect of accounting change..........................          -            -         0.6           -
Unrealized net gains on derivative instruments arising during
   the period...................................................       12.4            -         9.9           -
Less reclassification adjustment for realized net gains   on
   derivative instruments included in net income................       (0.1)           -        (1.0)          -
Change in value of available-for-sale investments, net of income
   tax provision of $0.4, $0.0, $0.6 and $0.0, respectively.....        0.7          0.6         0.9         0.6
                                                                  ----------  ----------- -----------  ----------
Comprehensive income (loss).....................................  $    25.6   $    (11.6) $     33.5   $    (3.3)
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

      SFAS No. 133 requires that, as of the date of initial adoption, the difference between the market value of derivative instruments and the previous carrying amount of those derivatives recorded on Kaiser's consolidated balance sheet be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. As previously discussed, this impact was reflected in Kaiser's first quarter 2001 financial statements, and in turn the Company's equity share of the impact was recorded in its first quarter 2001 financial statements.

      NEW ACCOUNTING STANDARD

      In August 2001, the Financial Accounting Standards Board issued SFAS No.
143 which addresses accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The Company is required to adopt SFAS No. 143 beginning on January 1, 2003. Management is assessing the impact of the standard on its results of operations and financial position.

2.    SEGMENT INFORMATION

      As a result of the acquisition of certain real estate in June 2001 which is described in Note 3 below, and beginning with the second quarter 2001 financial statements, the Company's financial results are reported in two business segments: forest products and real estate. The column corporate and other includes the results of the parent company and the investment in Kaiser, and also serves to reconcile the total of the reportable segments' amounts to the total in the Company's consolidated financial statements. The following table presents such unaudited financial information, consistent with the manner in which management reviews and evaluates the Company's business activities (in millions).

                                                              FOREST          REAL       CORPORATE    CONSOLIDATED
                                                             PRODUCTS        ESTATE      AND OTHER        TOTAL
                                                           -------------  ------------  ------------  -------------
Net sales for the three months ended:
      September 30, 2001.................................. $       44.8   $       2.2   $         -   $       47.0
      September 30, 2000..................................         49.4            -              -           49.4

Operating income (loss) for the three months ended:
      September 30, 2001..................................         (1.9)          0.7             -           (1.2)
      September 30, 2000..................................          0.1            -              -            0.1

Other income (expense), net for the three months ended:
      September 30, 2001..................................        (13.0)         (2.4)         26.0           10.6
      September 30, 2000..................................        (11.2)           -           (3.8)         (15.0)

Net sales for the nine months ended:
      September 30, 2001..................................        142.8           2.3             -          145.1
      September 30, 2000..................................        152.7            -              -          152.7

Operating income (loss) for the nine months ended:
      September 30, 2001..................................         (5.4)          0.8          (0.2)          (4.8)
      September 30, 2000..................................         14.5            -           (0.2)          14.3

Other income (expense), net for the nine months ended:
      September 30, 2001..................................        (36.3)         (2.5)         50.9           12.1
      September 30, 2000..................................        (32.0)           -            8.9          (23.1)

Total assets as of:
      September 30, 2001..................................        606.7         135.1         333.8        1,075.6
      December 31, 2000...................................        726.2             -         282.7        1,008.9

   NON-RECURRING ITEMS
      As a result of management's ongoing evaluation of operations due to declines in harvest levels, increased logging costs, and continued difficulty obtaining approval of timber harvest plans, two of the Company's sawmills have been idled. In connection with the closure of one of these two mills, the
Company recorded a charge to operating costs of $0.7 million to write-down the assets to estimated fair value. Further reductions or curtailments in sawmill or other operations may occur during the next year as MGI completes its evaluation process, and additional potentially significant writedowns of the investment in certain assets may be required.

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

                                                                                       SEPTEMBER 30,  DECEMBER 31,
                                                                                           2001           2000
                                                                                       ------------- --------------
Current assets:
   Cash and cash equivalents:
      Amounts held as security for short positions in marketable securities..........  $          -  $         9.2
      Other restricted cash and cash equivalents.....................................          13.8           29.2
                                                                                       ------------- --------------
                                                                                               13.8           38.4
                                                                                       ------------- --------------
   Marketable securities, restricted:
      Amounts held in SAR Account....................................................          17.1           16.3
                                                                                       ------------- --------------

Long-term restricted cash, marketable securities and other investments:
   Amounts held in SAR Account.......................................................         137.0          144.4
   Other amounts restricted under the Timber Notes Indenture.........................           2.8            2.9
   Other long-term restricted cash...................................................           2.2            2.0
   Less: Amounts attributable to Timber Notes held in SAR Account....................         (51.9)         (52.7)
                                                                                       ------------- --------------
                                                                                               90.1           96.6
                                                                                       ------------- --------------

Total restricted cash, marketable securities and other investments...................  $      121.0  $       151.3
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

                                                                                        SEPTEMBER 30,    DECEMBER 31,
                                                                                            2001             2000
                                                                                        -------------   --------------

Investment in Equity Fund Partnership:
   Restricted........................................................................   $       10.6    $        10.1
   Unrestricted......................................................................           36.6               -
                                                                                        -------------   --------------
                                                                                        $       47.2    $        10.1
                                                                                        =============   ==============

Percentage of ownership held.........................................................           13.7%            10.8%
                                                                                        =============   ==============

5.    INVENTORIES

      Inventories consist of the following (in millions):

                                                                                      September 30,   December 31,
                                                                                          2001            2000
                                                                                     --------------  --------------

Lumber.............................................................................  $        32.9   $        34.0
Logs...............................................................................           23.4            21.1
                                                                                     --------------  --------------
                                                                                     $        56.3   $        55.1
                                                                                     ==============  ==============

6.    INVESTMENT IN KAISER

      The Company owns the 27,938,250 Kaiser Shares, 23,443,953 shares of which are pledged as collateral for the MGHI Notes as of September 30, 2001. Kaiser
operates in several principal aspects of the aluminum industry through the following business segments: bauxite and alumina, primary aluminum, flat-rolled products, engineered products and commodities marketing. Kaiser uses a portion of its bauxite, alumina and primary aluminum production for additional processing at certain downstream facilities. Kaiser's common stock is publicly traded on the New York Stock Exchange under the trading symbol "KLU." The Kaiser
Shares represent a 34.6% equity interest in Kaiser at September 30, 2001.

      The market value for the Kaiser Shares based on the price per share quoted at the close of business on November 13, 2001, was $54.5 million. There can be no assurance that such value would be realized should the Company dispose of the
Kaiser Shares. The following tables contain summarized financial information for
Kaiser (in millions).

                                                                                        SEPTEMBER 30, DECEMBER 31,
                                                                                            2001          2000
                                                                                        ------------- -------------

Current assets......................................................................... $      990.5  $    1,012.1
Property, plant and equipment, net.....................................................      1,228.5       1,176.1
Other assets...........................................................................      1,145.3       1,154.9
                                                                                        ------------- -------------
        Total assets................................................................... $    3,364.3  $    3,343.1
                                                                                        ============= =============

Current liabilities.................................................................... $      860.4  $      841.4
Long-term debt, less current maturities................................................        698.7         957.8
Other liabilities......................................................................      1,454.3       1,360.6
Minority interests.....................................................................        116.0         101.1
Stockholders' equity...................................................................        234.9          82.2
                                                                                        ------------- -------------
        Total liabilities and stockholders' equity..................................... $    3,364.3  $    3,343.1
                                                                                        ============= =============

                                                                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                        SEPTEMBER 30,            SEPTEMBER 30,
                                                                   ------------------------------------------------
                                                                      2001         2000        2001        2000
                                                                   -----------  ----------  ----------  -----------

Net sales........................................................  $    430.3   $   545.2   $ 1,357.4   $  1,673.7
Costs and expenses...............................................      (466.4)     (542.4)   (1,205.7)    (1,582.5)
Other expenses - net.............................................       152.7       (31.9)       53.3        (84.9)
                                                                   -----------  ----------  ----------  -----------
Income (loss) before income taxes and minority interests.........       116.6       (29.1)      205.0          6.3
Benefit (provision) for income taxes.............................       (49.4)       11.2       (83.9)        (2.5)
Minority interests...............................................         1.2         1.1         2.8          2.1
                                                                   -----------  ----------  ----------  -----------
Net income (loss)................................................  $     68.4   $   (16.8)  $   123.9   $      5.9
                                                                   ===========  ==========  ==========  ===========
Equity in earnings (loss) of Kaiser..............................  $     23.7   $    (5.9)  $    43.3   $      2.1
                                                                   ===========  ==========  ==========  ===========

7.    DEBT

      Long-term and short-term debt consists of the following (in millions):

                                                                                    SEPTEMBER 30,    DECEMBER 31,
                                                                                        2001             2000
                                                                                   ---------------  ---------------

Pacific Lumber Credit Agreement................................................... $         18.0   $         37.0
6.55% Scotia LLC Timber Notes due July 20, 2028...................................          120.3            136.7
7.11% Scotia LLC Timber Notes due July 20, 2028...................................          243.2            243.2
7.71% Scotia LLC Timber Notes due July 20, 2028...................................          463.3            463.3
12% MGHI Notes due August 1, 2003.................................................           88.2            118.8
7.56% Lakepointe Notes (See Note 3)...............................................          122.2                -
Other.............................................................................            0.8              1.0
                                                                                   ---------------  ---------------
                                                                                          1,056.0          1,000.0
Less: current maturities..........................................................          (37.4)           (53.5)
      Timber Notes held in SAR Account............................................          (57.7)           (59.9)
                                                                                   ---------------  ---------------
                                                                                   $        960.9   $        886.6
                                                                                   ===============  ===============

      On August 14, 2001, the Pacific Lumber Credit Agreement was renewed. The new facility provides for a $50.0 million two-year revolving line of credit as compared to a $60.0 million line of credit under the expired facility. On each anniversary date (subject to the consent of the lender), the Pacific Lumber
Credit Agreement may be extended by one year. The other terms and conditions are substantially the same as those under the expired facility. At September 30,
2001, $18.0 million of borrowings and $11.5 million of letters of credit were outstanding under the Pacific Lumber Credit Agreement. Unused availability was limited to $14.8 million at September 30, 2001.

      The amount attributable to the Timber Notes held in the SAR Account of
$51.9 million reflected in Note 4 above represents the amount paid to acquire
$57.7 million of principal amount of Timber Notes.

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

      Since the consummation of the Headwaters Agreement on March 1, 1999, there has been a significant amount of work required in connection with the implementation of the Environmental Plans, and this work is expected to continue for several more years. During the implementation period, government agencies have thus far failed to approve THPs in a timely manner. The rate of approvals of THPs during the nine months ended September 30, 2001, has improved over that for the prior year; however, it continues to be below what the Company requires to meet its targeted harvest levels under the SYP. Nevertheless, the Company anticipates that once the Environmental Plans are fully implemented, the process of preparing THPs will become more streamlined, and the time to obtain approval of THPs will potentially be shortened.

      Lawsuits are pending and threatened which seek to prevent the Company from implementing the HCP and/or the SYP, implementing certain of the Company's approved THPs, or carrying out certain other operations. On January 28, 1997, the ERF lawsuit was filed. This action alleges that Pacific Lumber has discharged pollutants into federal waterways, and seeks to enjoin these activities, remediation , civil penalties of up to $25,000 per day for each violation, and other damages. This case was dismissed by the District Court on
August 19, 1999, but the dismissal was reversed by the U.S. Ninth Circuit Court of Appeals on October 30, 2000, and the case was remanded to the District Court, but no further proceedings have occurred.

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

      This Quarterly Report on Form 10-Q contains statements which constitute
"forward-looking statements" within the meaning of the Private Securities
Litigation Reform Act of 1995. These statements appear in a number of places in this section, in Item 3. "Quantitative and Qualitative Disclosures About Market
Risk," and in Part II. Item 1. "Legal Proceedings." Such statements can be identified by the use of forward-looking terminology such as "believes,"
"expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements, and changing prices and market conditions. This Form
10-Q and the Form 10-K identify other factors that could cause such differences between the forward-looking statements and actual results. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

RESULTS OF OPERATIONS

      The Company's wholly owned subsidiary, MGI, and its operating subsidiaries, Pacific Lumber and Britt, are engaged in forest products operations. The Company's business is somewhat seasonal, and its net sales have been historically higher in the months of April through November than in the months of December through March. Management expects that the Company's revenues and cash flows will continue to be somewhat seasonal. Accordingly, the Company's results for any one quarter are not necessarily indicative of results to be expected for the full year.

      In recent years, MGI has experienced reduced harvests on its properties, and as a result, production of lumber has decreased. The decline in harvest levels is a result of the difficulties with THPs described under "--Trends."
Furthermore, logging costs have increased due to the harvest of smaller diameter logs and compliance with environmental regulations and the Environmental Plans.
MGI's management is currently reevaluating MGI's operations in view of these continuing challenges. In connection with the closure of one of its mills, MGI recognized a writedown of $0.7 million (see Note 2). A second mill has also been idled; however, a decision has not been made as to whether this mill will close permanently. Further reductions or curtailments in sawmill or other operations may occur during the next year as MGI completes its evaluation process, and additional potentially significant writedowns of the investment in certain assets may be required.

      The following table presents selected operational and financial information for the three and nine months ended September 30, 2001 and 2000.

                                                                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                        SEPTEMBER 30,            SEPTEMBER 30,
                                                                   -----------------------  -----------------------
                                                                      2001         2000        2001        2000
                                                                   -----------  ----------  ----------  -----------
                                                                   (IN MILLIONS OF DOLLARS, EXCEPT SHIPMENTS AND PRICES)
Shipments:
   Lumber: (1)
      Redwood upper grades.......................................         3.6         4.0        12.1         11.3
      Redwood common grades......................................        41.5        33.4       123.6        110.0
      Douglas-fir upper grades...................................         2.0         2.7         6.7          8.4
      Douglas-fir common grades..................................        11.4        20.1        44.2         59.0
      Other......................................................         1.0         0.5         3.6          5.2
                                                                   -----------  ----------  ----------  -----------
        Total lumber.............................................        59.5        60.7       190.2        193.9
                                                                   ===========  ==========  ==========  ===========
   Wood chips (2)................................................        29.6        48.8        90.2        133.3
                                                                   ===========  ==========  ==========  ===========

Average sales price:

   Lumber: (3)
      Redwood upper grades.......................................  $    1,739   $   1,820   $   1,788   $    1,760
      Redwood common grades......................................         570         719         595          740
      Douglas-fir upper grades...................................       1,287       1,374       1,341        1,340
      Douglas-fir common grades..................................         357         356         343          383
   Wood chips (4)................................................          64          70          67           68

Net sales:
   Lumber, net of discount.......................................  $     36.5   $    42.0   $   119.2   $    135.8
   Wood chips....................................................         1.9         3.4         6.1          9.0
   Cogeneration power............................................         2.0         1.6         9.4          3.2
   Other.........................................................         6.6         2.4        10.4          4.7
                                                                   -----------  ----------  ----------  -----------
        Total net sales..........................................  $     47.0   $    49.4   $   145.1   $    152.7
                                                                   ===========  ==========  ==========  ===========
Operating income (loss)..........................................  $     (1.2)  $     0.1   $    (4.8)  $     14.3
                                                                   ===========  ==========  ==========  ===========
Operating cash flow (5)..........................................  $      5.0   $     5.4   $    11.6   $     29.1
                                                                   ===========  ==========  ==========  ===========
Income (loss) before income taxes................................  $      9.4   $   (14.9)  $     7.3   $     (8.8)
                                                                   ===========  ==========  ==========  ===========
Net income (loss) (6)............................................  $     12.6   $   (12.2)  $    23.1   $     (3.9)
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
(6)   2001 results include an after-tax extraordinary gain of $3.6 million for the nine month period on the repurchase of MGHI Notes. 2000 results for the three and nine month periods include after-tax extraordinary gains of
      $0.6 million and $2.0 million, respectively, on the repurchase of Timber
      Notes.

      Net Sales
      Net sales for the third quarter and first nine months of 2001 were negatively impacted by lower lumber prices, with lower prices for common grade redwood lumber being the primary contributor to the decline. In addition, shipments of lumber declined slightly for the third quarter and nine months ended September 30, 2001, versus the comparable prior year periods. The Company had higher sales volumes for redwood common grade lumber; however, this was more than offset by lower shipments of common grade Douglas fir lumber.

      Operating Income (Loss)
      The Company experienced operating losses for the third quarter and first nine months of 2001 compared to operating income for the same periods of 2000.
With respect to the third quarter results, despite the decline in net sales, gross margins on lumber sales were flat period to period as a result of a decline in cost of sales. The operating loss for the third quarter of 2001 was primarily due to lower gross margins on other products, higher general and administrative expenses, and a $0.7 million asset impairment charge (see Note
2). In addition to the items impacting the third quarter, results for the nine months ended September 30, 2001, reflect higher costs associated with lumber production and logging operations.

      Income (Loss) Before Income Taxes
      The Company had losses before income taxes for the third quarter and first nine months of 2000 as compared to income before income taxes for the comparable current year periods. This was primarily due to increases in equity of earnings
(loss) of Kaiser from $(5.9) million for the third quarter of 2000 to $23.7 million for the third quarter of 2001, and from $2.1 million for the nine months ended September 30, 2000, to $43.3 million for the nine months ended September
30, 2001. Kaiser's results improved largely as a result of non-recurring gains on power sales in addition to a gain from the sale of an interest in an alumina partnership during the third quarter of 2001.

      Benefit in Lieu of Income Taxes
      The effective benefit in lieu of income taxes differs from the statutory rate primarily due to disallowance of a portion of the Company's net operating loss carryforwards for state tax purposes, and the exclusion of equity in earnings (loss) of Kaiser from taxable income.

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

                                                                  SCOTIA       PACIFIC     MGI AND       MGHI
                                                                    LLC        LUMBER       OTHER       PARENT      TOTAL
                                                                 ---------    ---------    --------    --------    --------
                                                                                (IN MILLIONS OF DOLLARS)

Debt and credit facilities (excluding intercompany notes)
Short-term borrowings and current maturities of long-term debt:
   September 30, 2001........................................... $   17.2     $   18.1     $   2.1     $     -     $  37.4
   December 31, 2000............................................     16.4         37.1           -           -        53.5

Long-term debt, excluding current maturities:
   September 30, 2001........................................... $  752.2 (1) $    0.5     $ 120.0 (3) $  88.2 (1) $ 960.9
   December 31, 2000............................................    767.2          0.6           -       118.8       886.6

Revolving credit facilities:
   Facility commitment amounts.................................. $   60.9     $   50.0     $   2.5     $     -     $ 113.4
   September 30, 2001:
      Borrowings................................................        -         18.0           -           -        18.0
      Letters of credit.........................................        -         11.5           -           -        11.5
      Unused and available credit...............................     60.9         14.8         2.5           -        78.2

Cash, cash equivalents, marketable
   securities and other investments
September 30, 2001:
   Current amounts restricted for debt service.................. $   30.8     $      -     $     -     $     -     $  30.8
   Other current amounts........................................      2.5          0.6        28.9        36.0        68.0
                                                                 ---------    ---------    --------    --------    --------
                                                                     33.3          0.6        28.9        36.0        98.8
                                                                 ---------    ---------    --------    --------    --------
   Long-term amounts restricted for debt service................     87.9            -           -           -        87.9
   Other long-term restricted amounts...........................        -            -         2.2           -         2.2
                                                                 ---------    ---------    --------    --------    --------
                                                                     87.9            -         2.2           -        90.1
                                                                 ---------    ---------    --------    --------    --------
                                                                 $  121.2     $    0.6     $  31.1     $  36.0     $ 188.9
                                                                 =========    =========    ========    ========    ========

December 31, 2000:
   Current amounts restricted for debt service.................. $   45.8     $      -     $     -     $     -     $  45.8
   Other current amounts........................................     68.6          0.2        61.7        54.3       184.8
                                                                 ---------    ---------    --------    --------    --------
                                                                    114.4          0.2        61.7        54.3       230.6
                                                                 ---------    ---------    --------    --------    --------

   Long-term amounts restricted for debt service................     92.1            -           -           -        92.1
   Other long-term restricted amounts...........................      2.5            -         2.0           -         4.5
                                                                 ---------    ---------    --------    --------    --------
                                                                     94.6            -         2.0           -        96.6
                                                                 ---------    ---------    --------    --------    --------
                                                                 $  209.0     $    0.2     $  63.7     $  54.3     $ 327.2
                                                                 =========    =========    ========    ========    ========

Changes in cash and cash equivalents
 Capital expenditures:
   September 30, 2001........................................... $   4.2      $    4.9     $ 132.5 (3) $     -     $ 141.6
   September 30, 2000...........................................     6.1           3.3         1.6           -        11.0

Net proceeds from dispositions of property and investments:
   September 30, 2001........................................... $     -      $      -     $     -     $     -     $     -
   September 30, 2000...........................................       -           0.3           -           -         0.3

Borrowings (repayments) of debt and credit facilities, net of financing costs:
   September 30, 2001........................................... $ (14.2)(1)  $  (19.2)    $ 117.0 (3) $ (25.1)(1) $  58.5
   September 30, 2000...........................................   (11.3)         21.2         7.3       (13.1)        4.1

Dividends and advances received (paid):
   September 30, 2001........................................... $ (77.4)(2)  $   83.8 (2) $ (23.5)(2) $  17.1 (2) $     -
   September 30, 2000...........................................       -          50.0      (158.4)       63.4       (45.0)
------------------

(1)     The decrease in Scotia LLC's long-term debt between December 31, 2000, and September 30, 2001, was the result of principal payments on the
        Timber Notes of $14.2 million during the nine months ended September 30,
        2001. The decrease in MGHI Parent's long-term debt was due primarily to repurchases of debt.
(2)     For the nine months ended September 30, 2001, $77.4 million of dividends were paid by Scotia LLC to Pacific Lumber, $63.9 million of which was made using proceeds from the sale of the Scotia LLC's Owl Creek grove.
        In addition to the $77.4 million of dividends from Scotia LLC, Pacific
        Lumber received $6.4 million from MGI related to repayment of intercompany debt. For the nine months ended September 30, 2000, $90.0 million of the dividends paid from MGI to MGHI were made using proceeds from the sale of the Headwaters Timberlands. MGHI in turn paid a $45.0 million dividend to MAXXAM Parent.
(3)     The increase in debt and capital expenditures for MGI and other subsidiaries is attributable to the Lake Pointe Plaza acquisition and related borrowings described in Note 3.

      MGHI Parent expects that interest payments on the $88.2 million of MGHI
Notes outstanding as of September 30, 2001, will be paid with its existing cash.

      On August 14, 2001, the Pacific Lumber Credit Agreement was renewed. The new facility provides for a $50.0 million two-year revolving line of credit as compared to a $60.0 million line of credit under the expired facility. On each anniversary date (subject to the consent of the lender), the Pacific Lumber
Credit Agreement may be extended by one year. The other terms and conditions are substantially the same as those under the expired facility. At September 30,
2001, $18.0 million of borrowings and $11.5 million in letters of credit were outstanding under the Pacific Lumber Credit Agreement. Unused availability was limited to $14.8 million at September 30, 2001.

      The Scotia LLC Line of Credit allows Scotia LLC to borrow up to one year's interest on the Timber Notes. On June 1, 2001, this facility was extended for an additional year to July 12, 2002.

      During the nine months ended September 30, 2001, Scotia LLC used $67.3 million set aside in the note payment account to pay the $57.4 million of interest due as well as $9.9 million of principal. Scotia LLC repaid an additional $4.3 million of principal on the Timber Notes using funds held in the
SAR Account, resulting in total principal payments of $14.2 million, an amount equal to Scheduled Amortization. In addition, Scotia LLC made distributions in the amount of $77.4 million to its parent, Pacific Lumber, $63.9 million of which was made using funds from the December 2000 sale of the Owl Creek grove and $13.5 million of which was made using excess funds released from the SAR
Account.

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

      MGHI Parent believes that its existing resources, together with the cash available from subsidiaries, will be sufficient to fund its debt service and working capital requirements for the next year. With respect to its long-term liquidity, MGHI Parent believes that its existing cash and cash resources, together with payments by MAXXAM on the MAXXAM Note, should be sufficient to meet its debt service and working capital requirements. However, there can be no assurance that this will be the case. The regulatory and environmental matters described under "--Trends" below have adversely affected cash available from subsidiaries and therefore the distributions to MGHI Parent. Distributions from subsidiaries may continue to be minimal, if any, over the next one to two years.

      Due to its highly leveraged condition, MGI is more sensitive than less leveraged companies to factors affecting its operations, including governmental regulation and litigation affecting its timber harvesting practices (see
"--Trends" below and Note 8), increased competition from other lumber producers or alternative building products and general economic conditions. MGI and its subsidiaries anticipate that existing cash, cash equivalents, marketable securities, funds available from the SAR Account and available sources of financing will be sufficient to fund their working capital, debt service and capital expenditure requirements for the next year. With respect to Pacific
Lumber, its liquidity improved significantly as a result of $78.7 million in distributions paid by Scotia LLC, and $6.4 million in repayments on an intercompany loan by MGI during the period from January 1, 2001 to October 31,
2001. Nevertheless, Pacific Lumber expects that near-term cash flows from operations will be adversely affected by lower lumber prices, an inadequate supply of logs and a related slowdown in lumber production. Pacific Lumber may require funds available under Pacific Lumber's revolving credit agreement, additional repayments by MGI of an intercompany loan and/or capital contributions from MGI to enable it to meet its working capital and capital expenditure requirements for the next year. With respect to their long-term liquidity, MGI and its subsidiaries believe that their existing cash and cash equivalents should provide sufficient funds to meet their debt service and working capital requirements. However, until such time as Pacific Lumber has adequate cash flows from operations and/or dividends from Scotia LLC, there can be no assurance that this will be the case.

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

      Since the consummation of the Headwaters Agreement on March 1, 1999, there has been a significant amount of work required in connection with the implementation of the Environmental Plans, and this work is expected to continue for several more years. During the implementation period, government agencies have thus far failed to approve THPs in a timely manner. The rate of approvals of THPs during the nine months ended September 30, 2001, has improved over that for the prior year; however, it continues to be below what Pacific Lumber requires to meet its targeted harvest levels under the SYP. Nevertheless,
Pacific Lumber anticipates that once the Environmental Plans are fully implemented, the process of preparing THPs will become more streamlined, and the time to obtain approval of THPs will potentially be shortened.

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

      This item is not applicable for the Company and its subsidiaries; however,
Kaiser, the Company's equity investee, utilizes hedging transactions to lock-in a specified price or range of prices for certain products which it sells or consumes and to mitigate its exposure to changes in foreign currency exchange rates. See Item 3. "Quantitative and Qualitative Disclosures about Market Risk"
from Kaiser's Quarterly Report on Form 10-Q filed for the period ended September
30, 2001, included as Exhibit 99.1 hereto, for information relative to Kaiser's hedging activities.

                           PART II. OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

      Reference is made to Item 3 of the Form 10-K for information concerning material legal proceedings with respect to the Company. The following material developments have occurred with respect to such legal proceedings subsequent to the filing of the Form 10-K.

      TIMBER HARVESTING LITIGATION

      With respect to the EPIC-SYP Permits lawsuit and the USWA lawsuit, the
November 2001 trial date for each of these lawsuits has been postponed, and no new trial date for either of these lawsuits has been set.

      With respect to a February 2001 notice of intent to sue Pacific Lumber, on
July 24, 2001, the Bear Creek lawsuit was filed. The lawsuit alleges that
Pacific Lumber's harvesting and other activities under certain of its approved and proposed THPs will result in discharges of pollutants in violation of the
CWA. The plaintiff asserts that the CWA requires the defendants to obtain a permit from the North Coast Water Board before beginning timber harvesting and road construction activities in the Bear Creek watershed, and is seeking to enjoin these activities until such permit has been obtained. The plaintiff also seeks civil penalties of up to $27,000 per day for the defendant's alleged continued violation of the CWA. The Company believes that the requirements under the HCP are adequate to ensure that sediment and pollutants from its harvesting activities will not reach levels harmful to the environment. Furthermore, EPA regulations specifically provide that such activities are not subject to CWA permitting requirements. The Company continues to believe that it has strong legal defenses in this matter; however, there can be no assurance that this lawsuit will not have a material adverse effect on its consolidated financial condition or results of operations.

      HUNSAKER ACTION

      With respect to the Hunsaker action, on July 9, 2001, the U.S. Ninth
Circuit Court of Appeals affirmed the District Court's dismissal of the case.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

A.    EXHIBITS:

      *4.1      Amended and Restated Credit Agreement, dated as of August 14,
                2001, between Pacific Lumber and Bank of America, N.A.

      *99.1     Item 3. to Kaiser's Form 10-Q for the quarterly period ended
                September 30, 2001

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

                                     MAXXAM GROUP HOLDINGS INC.

Date: November 13, 2001        By:   /S/    PAUL N. SCHWARTZ
                                  -------------------------------------
                                            Paul N. Schwartz
                                Vice President, Chief Financial Officer
                                             and Director
                                      (Principal Financial Officer)

Date: November 13, 2001        By:   /S/    ELIZABETH D. BRUMLEY
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

MAXXAM:  MAXXAM Inc.

MAXXAM Note: Intercompany note issued by MAXXAM to the Company for an initial principal amount of $125.0 million

MGHI Notes:  12% Senior Secured Notes of the Company due August 1, 2003

MGI:  MAXXAM Group Inc., a wholly owned subsidiary of the Company

North Coast Water Board:  North Coast Regional Water Quality Control Board

Pacific Lumber:  The Pacific Lumber Company, a wholly-owned subsidiary of MGI

Pacific Lumber Credit Agreement: The revolving credit agreement between Pacific
Lumber and a bank which provides for borrowings of up to $50.0 million

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

SFAS No. 133: Statement of Financial Accounting Standard No. 133, "Accounting for
Derivative Instruments and Hedging Activities"

SFAS No. 143: Statement of Financial Accounting Standard No. 143, "Accounting
for Asset Retirement Obligations"

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