Form 10-K
period 2001-12-31
MAXXAM GROUP HOLDINGS INC
filed 2002-04-15
CIK 1029500

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
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001     COMMISSION FILE NUMBER 333-18723

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
Yes |X|   No |_|

 All of the Registrant's voting stock is held by an affiliate of the Registrant.

      Number of shares of Common Stock outstanding at April 12, 2002: 1,000

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

   Items
      10-13.   Not applicable.

                                     PART IV

   Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

ITEM 1. BUSINESS

GENERAL

      MAXXAM Group Holdings Inc. (the "COMPANY" or "MGHI") is a wholly owned subsidiary of MAXXAM Inc. ("MAXXAM"). The Company's wholly owned subsidiary,
MAXXAM Group Inc. ("MGI"), and MGI's wholly owned subsidiaries, The Pacific
Lumber Company ("PACIFIC LUMBER") and Britt Lumber Co., Inc. ("BRITT"), are
engaged in forest products operations. Pacific Lumber's principal wholly owned subsidiaries are Scotia Pacific Company LLC ("SCOTIA LLC") and Salmon Creek LLC
("SALMON CREEK"). Salmon Creek's wholly owned subsidiary is Lakepointe Assets
Holdings LLC ("LAKEPOINTE ASSETS"). Lakepointe Assets is engaged in commercial real estate ownership and leasing. As used herein, the terms "Company," "MGHI,"
"MGI," "Pacific Lumber," "Kaiser" (as defined below) or "MAXXAM" refer to the respective companies and their subsidiaries, unless otherwise noted or the context indicates otherwise.

      Pacific Lumber, which has been in continuous operation for over 130 years, engages in several principal aspects of the lumber industry--the growing and harvesting of redwood and Douglas-fir timber, the milling of logs into lumber products and the manufacturing of lumber into a variety of value-added finished products. Britt manufactures redwood fencing and decking products from small diameter logs, a substantial portion of which Britt acquires from Pacific Lumber
(as Pacific Lumber cannot efficiently process them in its own mills). The
Company also owns 27,938,250 shares of the common stock of Kaiser Aluminum
Corporation ("KAISER"), representing a 34.6% interest in Kaiser. In addition,
MAXXAM has a direct interest in Kaiser of 27.3%. Kaiser is a publicly traded company (OTC Bulletin Board trading symbol "KLUCQ") which operates in several principal aspects of the aluminum industry--the mining of bauxite, the refining of bauxite into alumina, the production of primary aluminum from alumina, and the manufacture of fabricated (including semi-fabricated) aluminum products. On
February 12, 2002, Kaiser, its wholly owned operating subsidiary, Kaiser
Aluminum and Chemical Corporation ("KACC") and 13 of KACC's wholly owned subsidiaries, filed separate voluntary petitions under Chapter 11 of the United
States Bankruptcy Code (the "CODE") in the United States Bankruptcy Court for
the District of Delaware (the "COURT"). On March 15, 2002, two additional wholly owned subsidiaries of KACC filed petitions in the Court. Kaiser, KACC and the 15 subsidiaries of KACC that have filed petitions are collectively referred to herein as the "DEBTORS" and the Chapter 11 proceedings of these entities are collectively referred to herein as the "CASES." For purposes hereof, the term
"FILING DATE" shall mean, with respect to any particular Debtor, the date on which such Debtor filed its Case. See "--Aluminum Operations--Reorganization
Proceedings" and Notes 1, 2 and 7 to the Consolidated Financial Statements.

      This Annual Report on Form 10-K contains statements which constitute
"forward-looking statements" within the meaning of the Private Securities
Litigation Reform Act of 1995. These statements appear in a number of places
(see Item 1. "Business--Forest Products Operations--Pacific Lumber
Operations--Harvesting Practices," "--Production Facilities," "--Regulatory and
Environmental Factors" and "--Aluminum Operations--General" "--Reorganization
Proceedings," "--Business Operations," "--Competition;" Item 3. "Legal
Proceedings" and Item 7. "Management's Discussion and Analysis of Financial
Condition and Results of Operations--Background," "--Financial Condition and
Investing and Financing Activities" and "--Critical Accounting Policies"). Such
statements can be identified by the use of forward-looking terminology such as
"believes," "expects," "may," "estimates," "will," "should," "plans" or
"anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements and changing prices and market conditions. This Report identifies other factors that could cause such differences between such forward-looking statements and actual results. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

FOREST PRODUCTS OPERATIONS

   OPERATIONS

      Timber and Timberlands
      Pacific Lumber owns and manages approximately 218,000 acres of virtually contiguous commercial timberlands located in Humboldt County along the northern
California coast, an area which has very favorable soil and climate conditions for growing timber. These timberlands contain approximately 71% redwood, 23%
Douglas-fir and 6% other timber, are located in close proximity to Pacific
Lumber's and Britt's sawmills and contain an extensive network of roads.
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

      On March 1, 1999, Pacific Lumber, Scotia LLC and Salmon Creek
(collectively, the "PALCO COMPANIES") consummated the Headwaters Agreement (the
"HEADWATERS AGREEMENT") with the United States and California. Pursuant to the agreement, approximately 5,600 acres of timberlands owned by the Palco Companies known as the Headwaters Forest and the Elk Head Springs Forest (the "HEADWATERS
TIMBERLANDS") were transferred to the United States. In exchange, Salmon Creek was paid $299.9 million, Scotia LLC was paid $150,000 and approximately 7,700 acres of timberlands known as the Elk River Timberlands (the "ELK RIVER
TIMBERLANDS") were transferred to Pacific Lumber and subsequently transferred to
Scotia LLC. In addition, habitat conservation and sustained yield plans (the
"ENVIRONMENTAL PLANS") were approved covering the Scotia LLC Timberlands and
California agreed to purchase a portion of Pacific Lumber's Grizzly Creek grove, as well as Scotia LLC's Owl Creek grove. In December 2000, California purchased the Owl Creek grove for $67.0 million in cash, and on November 15, 2001, purchased a portion of the Grizzly Creek grove for $19.8 million in cash. Salmon
Creek placed $169.0 million of the proceeds from the sale of the Headwaters
Timberlands into a Scheduled Amortization Reserve Account ("SAR ACCOUNT") in
order to support principal payments on Scotia LLC's Timber Notes. See
"--Regulatory and Environmental Factors" and Note 4 to the Consolidated
Financial Statements.

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
Douglas-fir timber is regenerated almost entirely by planting seedlings. During
2001, Pacific Lumber planted an estimated 1,006,000 redwood and Douglas-fir seedlings.

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

   Pacific Lumber is also subject to federal and state laws providing for the protection and conservation of wildlife species which have been designated as endangered or threatened, certain of which are found on Pacific Lumber's timberlands. These laws generally prohibit certain adverse impacts on such species (referred to as a "TAKE"), except for incidental takes which do not jeopardize the continued existence of the affected species and which are made in accordance with an approved habitat conservation plan and related incidental take permit. A habitat conservation plan analyzes the impact of the incidental take and specifies measures to monitor, minimize and mitigate such impact. As part of the Headwaters Agreement, Scotia LLC and Pacific Lumber reached agreement with various federal and state regulatory agencies with respect to a sustained yield plan (the "SYP") and a multi-species habitat conservation plan
(the "HCP"). See "--Regulatory and Environmental Factors" below.

      During 2001, comprehensive external and internal reviews were conducted by
Pacific Lumber with respect to its business operations. These reviews were an effort to identify ways in which Pacific Lumber could operate on a more efficient and cost effective basis. Based upon the results of these reviews,
Pacific Lumber, among other things, indefinitely idled two of its four sawmills, eliminated certain of its operations, including its soil amendment and concrete block activities, has began utilizing more efficient harvesting methods and adopted certain other cost saving measures. Most of these changes were implemented by Pacific Lumber in the last quarter of 2001, or the first quarter of 2002. Pacific Lumber also ended its internal logging operations as of April
1, 2002, and intends to rely exclusively on third party contract loggers to conduct these activities in the future. See "--Production Facilities "and
"--Regulatory and Environmental Factors - Timber Operations."

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
Prior to harvesting timber in California, companies are required to obtain the
CDF's approval of a detailed THP for the area to be harvested. A THP must be submitted by a registered professional forester and must include information regarding the method of proposed timber operations for a specified area, whether the operations will have any adverse impact on the environment and, if so, the mitigation measures to be used to reduce any such impact. The CDF's evaluation of THPs incorporates review and analysis of such THPs by several California and federal agencies and public comments received with respect to such THPs. An approved THP is applicable to specific acreage and specifies the harvesting method and other conditions relating to the harvesting of the timber covered by such THP. The number of Scotia LLC's approved THPs and the amount of timber covered by such THPs varies significantly from time to time, depending upon the timing of agency review and other factors. Timber covered by an approved THP is typically harvested within a one year period from the date harvesting first begins. The Timber Notes Indenture requires Scotia LLC to use its best efforts
(consistent with prudent business practices) to maintain a number of pending
THPs which, together with THPs previously approved, would cover rights to harvest a quantity of Scotia LLC Timber adequate to pay interest and principal amortization based on the Minimum Principal Amortization Schedule for the Timber
Notes for the next succeeding twelve month period. See Item 7. "Management's
Discussion and Analysis of Financial Condition and Results of
Operations--Background" for information regarding developments in the rate of
THP approvals.

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

      Pacific Lumber owns four highly mechanized sawmills and related facilities located in Scotia, Fortuna and Carlotta, California. The sawmills historically have been supplied almost entirely from timber harvested from Pacific Lumber's timberlands, but are supplemented from time to time by logs purchased from third parties. Since 1986, Pacific Lumber has implemented numerous technological advances that have increased the operating efficiency of its production facilities and the recovery of finished products from its timber. Pacific Lumber produced approximately 160, 205 and 155 million board feet of lumber in 2001,
2000 and 1999, respectively. The Fortuna sawmill produces primarily common grade lumber and during 2001 produced approximately 98 million board feet of lumber.
The Carlotta sawmill produces both common and upper grade redwood lumber and during 2001, produced approximately 37 million board feet of lumber. Although partially curtailed during July through November of 2001, Carlotta restarted in
December 2001. As part of Pacific Lumber's strategic review of its operations,
Sawmills "A" and "B" were indefinitely idled in 2001. Sawmill "A" formerly processed Douglas-fir logs and Sawmill "B" formerly processed primarily large diameter redwood logs. During 2001, Sawmills "A" and "B" processed approximately
17 million and 6 million board feet of lumber, respectively. Sawmills "A" and
"B" are both located in Scotia. See Item 7. "Management's Discussion and
Analysis of Financial Condition and Results of Operations--Background--Results
of Operations."

      Britt owns a 46,000 square foot mill in Arcata, California. Britt's primary business is the processing of small diameter redwood logs into fencing products for sale to retail and wholesale customers. Britt purchases, primarily from Pacific Lumber but also from other timberland owners, small diameter (6 to
15 inch) redwood logs of varying lengths. Britt processes these logs at its mill into a variety of fencing products, including "dog-eared" 1" by 6" fence stock in six foot lengths, 4" by 4" fence posts in 6 through 12 foot lengths, and other lumber products in 6 through 12 foot lengths. Britt's purchases of logs from third parties are generally consummated pursuant to short-term contracts of
12 months or less. Britt's manufacturing operations are conducted on 12 acres of land, ten acres of which are leased on a long-term fixed price basis from an unrelated third party. An 18 acre log sorting and storage yard is located one-quarter of a mile away. Britt's (single shift) mill capacity, assuming 40 production hours per week, is estimated at 37.4 million board feet of fencing products per year. Britt recently constructed a 25,000 square foot remanufacturing facility for fencing products, which became operational in the third quarter of 2001.

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
Upper grade Douglas-fir lumber is generally kiln-dried immediately after it is cut. Pacific Lumber owns and can operate up to 34 kilns, having an annual capacity of approximately 95 million board feet, to dry its upper grades of lumber efficiently in order to produce a quality, premium product. Pacific
Lumber also maintains several large enclosed storage sheds which can hold approximately 27 million board feet of lumber.

      Pacific Lumber owns and operates a modern 25-megawatt cogeneration power plant which is fueled almost entirely by the wood residue from Pacific Lumber's milling and finishing operations. This power plant generates substantially all of the energy requirements of Scotia, California, the town adjacent to Pacific
Lumber's timberlands where several of its manufacturing facilities are located.
Pacific Lumber sells surplus power to Pacific Gas and Electric Company. In 2001, the sale of surplus power accounted for approximately 6% of the Company's total revenues.

      Products
      The following table sets forth the distribution of MGI's lumber production
(on a net board foot basis) and revenues by product line:

                                               YEAR ENDED DECEMBER 31, 2001                       YEAR ENDED DECEMBER 31, 2000
                                        ----------------------------------------    --------------------------------------------
                                        % OF TOTAL                                  % OF TOTAL
                                        LUMBER         % OF TOTAL                   LUMBER        % OF TOTAL
                                        PRODUCTION     LUMBER         % OF TOTAL    PRODUCTION    LUMBER        % OF TOTAL
              PRODUCT                   VOLUME         REVENUES       REVENUES      VOLUME        REVENUES      REVENUES
-----------------------------------     ----------     ----------     ----------    ----------    ----------    ----------
Upper grade redwood lumber.........            7%            19%            15%            7%           16%          14%
Common grade redwood lumber........            68%            62%            51%           59%           58%          51%
                                        ----------     ----------     ----------    ----------    ----------    ----------
   Total redwood lumber............            75%            81%            66%           66%           74%          65%
                                        ----------     ----------     ----------    ----------    ----------    ----------
Upper grade Douglas-fir lumber.....             4%             7%             6%            4%            9%           8%
Common grade Douglas-fir lumber....            20%            11%             9%           28%           16%          14%
                                        ----------     ----------     ----------    ----------    ----------    ----------
   Total Douglas-fir lumber........            24%            18%            15%           32%           25%          22%
                                        ----------     ----------     ----------    ----------    ----------    ----------
Other grades of lumber.............             1%             1%             1%            2%            1%            1%
                                        ----------     ----------     ----------    ----------    ----------    ----------
      Total lumber.................           100%           100%            82%          100%          100%           88%
                                        ==========     ==========     ==========    ==========    ==========    ==========

Logs...............................                                           6%                                        2%
                                                                      ==========                                ==========

Hardwood chips.....................                                           2%                                        2%
Softwood chips.....................                                           2%                                        4%
                                                                      ----------                                ----------
   Total wood chips................                                           4%                                        6%
                                                                      ==========                                ==========

      In 2001, MGI sold 244 million board feet of lumber, which accounted for
82% of its total revenues. Lumber products vary greatly by the species and quality of the timber from which they are produced. Lumber is sold not only by grade (such as "upper" grade versus "common" grade), but also by board size and the drying process associated with the lumber.

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

       MGI does not have any significant contractual relationships with third parties relating to the purchase of logs. During 2001, MGI purchased approximately 25 million board feet of logs from third parties.

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

      Backlog and Seasonality

      MGI's backlog of sales orders at each of December 31, 2001 and 2000 was approximately $15.7 million, the substantial portion of which was delivered in the first quarter of the next fiscal year. MGI has historically experienced lower first quarter sales due largely to the general decline in construction-related activity during the winter months. As a consequence, MGI's results in any one quarter are not necessarily indicative of results to be expected for the full year. See "--Regulatory and Environmental Factors" below and Item 7. "Management's Discussion and Analysis of Financial Condition and
Results of Operations--Background."

      Marketing
      The housing, construction and remodeling markets are the primary markets for MGI's lumber products. MGI's policy is to maintain a wide distribution of its products both geographically and in terms of the number of customers. MGI sells its lumber products throughout the country to a variety of accounts, the large majority of which are wholesalers, followed by retailers, industrial users, exporters and manufacturers. Upper grades of redwood and Douglas-fir lumber are sold throughout the entire United States, as well as to export markets. Common grades of redwood lumber are sold principally west of the
Mississippi River, with California accounting for approximately 75% of these sales in 2001. Common grades of Douglas-fir lumber are sold primarily in
California. In 2001, MGI had three customers which accounted for approximately
15%, 3% and 3%, respectively, of MGI's total net lumber sales. Exports of lumber accounted for approximately 4% of MGI's total revenues in 2001. MGI markets its products through its own sales staff which focuses primarily on domestic sales.

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

      Employees
      As of March 1, 2002, MGI had approximately 1,100 employees, none of whom are covered by a collective bargaining agreement.

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

      Under the Environmental Plans, harvesting activities are prohibited or restricted on certain areas of the Scotia LLC Timberlands. For a 50-year period, harvesting activities are severely restricted in several areas (consisting of substantial quantities of old growth redwood and Douglas-fir timber) to serve as habitat conservation areas for the marbled murrelet, a coastal seabird, and certain other species. Harvesting in certain other areas of the Scotia LLC
Timberlands is currently prohibited while these areas are evaluated for the potential risk of landslide and the degree to which harvesting activities will be prohibited or restricted in the future. Further, additional areas alongside streamsides have been designated as buffers, in which harvesting is prohibited or restricted, to protect aquatic and riparian habitat. Streamside buffers and retrictions related to potential landslide prone acres may be adjusted up or down, subject to certain minimum and maximum buffers, based upon an ongoing watershed analysis process, which the HCP requires be completed within five years of its effective date. The first analysis by the Company of a watershed,
Freshwater, was released in June 2001. This analysis was used by the Company to develop proposed harvesting prescriptions. Because the Company and the government agencies were unable to reach agreement on the appropriate prescriptions, the matter is being reviewed by an independent panel of scientists. Analyses for two additional watersheds are currently undergoing agency review. Pacific Lumber and the agencies are working to streamline the watershed analysis process prior to beginning up to two more watershed studies in 2002.

      The HCP also imposes certain restrictions on the use of roads on the timberlands covered by the HCP during several months of the year and during periods of wet weather, except for certain limited situations. However, Pacific
Lumber anticipates that some harvesting will be able to be conducted during these other months. The HCP also requires that 75 miles of roads be stormproofed on an annual basis (within a specified six month period) and that certain other roads must be built or repaired (within a specified five month period).

      The HCP contains an adaptive management provision, which various regulatory agencies have clarified will be implemented on a timely and efficient basis, and in a manner which will be both biologically and economically sound.
This provision allows the Palco Companies to propose changes to any of the HCP prescriptions based on, among other things, certain economic considerations. The regulatory agencies have also clarified that in applying this adaptive management provision, to the extent the changes proposed do not result in the jeopardy of a particular species, the regulatory agencies will consider the practicality of the suggested changes, including the cost and economic feasibility and viability. Pacific Lumber and the agencies are currently discussing proposed adaptive management changes related to roads, streamside buffers, wildlife and rate plants.

      Water Quality
      Under the Federal Clean Water Act, the Environmental Protection Agency
(the "EPA") is required to establish total maximum daily load limits ("TMDLS")
in water courses that have been declared to be "water quality impaired." The EPA and the North Coast Regional Water Quality Control Board (the "NORTH COAST WATER
BOARD") are in the process of establishing TMDLs for 17 northern California rivers and certain of their tributaries, including certain water courses that flow within the Scotia LLC Timberlands. The Company expects this process to continue into 2010. In December 1999, the EPA issued a report dealing with TMDLs on two of the nine water courses. The agency indicated that the requirements under the HCP would significantly address the sediment issues that resulted in
TMDL requirements for these water courses. However, a September 2000 report by the staff of the North Coast Water Board proposed various actions, including restrictions on harvesting beyond those required under the HCP. Establishment of the final TMDL requirements applicable to the Company's timberlands will be a lengthy process, and the final TMDL requirements applicable to the Company's timberlands may require aquatic protection measures that are different from or in addition to the prescriptions to be developed pursuant to the watershed analysis process provided for in the HCP.

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

      Timber Operations
      In order to conduct logging operations, stormproofing and certain other activities, a company must obtain from the CDF a Timber Operator's License. In
December 2001, Pacific Lumber was granted a Timber Operator's License for 2002.
Pacific Lumber had historically conducted logging operations on the Scotia LLC
Timberlands with its own staff of logging personnel as well as through contract loggers. However, effective April 1, 2002, Pacific Lumber ended its internal logging operations and intends to rely exclusively on third party contract loggers to conduct these activities in the future.

ALUMINUM OPERATIONS

   GENERAL

      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" and below for cautionary information with respect to such forward-looking statements.

      Kaiser operates in several principal aspects of the aluminum industry--the mining of bauxite, the refining of bauxite into alumina, the production of primary aluminum from alumina, and the manufacture of fabricated (including semi- fabricated) aluminum products. In addition to the production utilized by
Kaiser in its operations, Kaiser sells significant amounts of alumina and primary aluminum in domestic and international markets. References in this
Report to tons refer to metric tons of 2,204.6 pounds.

   REORGANIZATION PROCEEDINGS

      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" and below for cautionary information with respect to such forward-looking statements.

      The Debtors filed the Cases in the Court for reorganization under Chapter
11 of the Code. None of KACC's non- U.S. affiliates were included in the Cases.
The Cases are being jointly administered by the Debtors managing their businesses in the ordinary course as debtors-in-possession subject to the control and supervision of the Court.

      The Cases were filed as a result of liquidity and cash flow problems of
Kaiser arising in late 2001 and early 2002. Kaiser was facing significant near-term debt maturities at a time of unusually weak aluminum industry business conditions, depressed aluminum prices and a broad economic slowdown that was further exacerbated by the events of September 11, 2001. In addition, Kaiser had become increasingly burdened by the asbestos litigation and growing legacy obligations for retiree medical and pension costs. The confluence of these factors created the prospect of continuing operating losses and negative cash flow, resulting in lower credit ratings and an inability to access the capital markets.

      The following table sets forth certain 2001 financial information for the
Debtors and non-Debtors.

                                                                                      Consolidation/
                                                                                       Elimination
                                                         Debtors       non-Debtors       Entries      Consolidated
                                                      -------------  ---------------  -------------  --------------
                                                                              (In millions)
                                                                     ---------------  -------------  --------------

Net sales...........................................  $    1,252.8   $        592.7   $     (112.8)  $     1,732.7
Operating income....................................          66.0             11.3          (12.4)           64.9
Net income (loss)...................................        (445.9)            11.7          (25.2)         (459.4)

Current assets......................................  $      607.6   $        151.6   $          -   $       759.2
Current liabilities.................................         702.0            101.4              -           803.4
Total assets........................................       2,449.8          1,654.7       (1,360.8)        2,743.7
Total liabilities and minority interests............       2,890.9            274.2           19.7         3,184.8
Total equity (deficit)..............................        (441.1)         1,380.5       (1,380.5)         (441.1)

      Kaiser's objective is to achieve the highest possible recoveries for all creditors and stockholders, consistent with the Debtors' abilities to pay and the continuation of their businesses. However, there can be no assurance that the Debtors will be able to attain these objectives or achieve a successful reorganization. Further, there can be no assurance that the liabilities of the
Debtors will not be found in the Cases to exceed the fair value of their assets.
This could result in claims being paid at less than 100% of their face value and the equity of Kaiser's stockholders being diluted or cancelled. At this time, it is not possible to predict the outcome of the Cases, in general, or the effect of the Cases on the businesses of the Debtors or on the interests of creditors and stockholders.

      On April 12, 2002, Kaiser filed with the Court a motion seeking an order of the Court prohibiting the Company (or MAXXAM), without first seeking Court relief, from making any disposition of its stock of Kaiser, including any sale, transfer, or exchange of such stock or treating any of its Kaiser stock as worthless for federal income tax purposes. Kaiser indicated in its Court filing that it was concerned that such a transaction could have the effect of depriving
Kaiser of the ability to utilize the full value of its net operating losses, foreign tax credits and minimum tax credits. The Company is in the process of analyzing the motion and other materials which were filed with the Court.

   SUMMARY OF BUSINESS OPERATIONS

      Kaiser's operations are conducted through its business units. The following table sets forth production and third party purchases of bauxite, alumina and primary aluminum and third party shipments and intersegment transfers of bauxite, alumina, primary aluminum and fabricated products for the years ended December 31, 2001, 2000 and 1999:

                                                       Sources(1)                    Uses(1)
                                              ---------------------------- --------------------------

                                                            Third Party    Third Party   Intersegment
                                              Production     Purchases      Shipments      Transfers
                                             ------------   -----------    -----------   ------------
                                                               (In thousands of tons)
Bauxite
   2001..................................     5,628.3         1,916.3      1,512.2          4,355.4
   2000..................................     4,305.0         2,290.0      2,007.0          2,342.0
   1999..................................     5,261.0         2,251.6      1,497.0          3,515.0
Alumina
   2001..................................     2,813.9 (2)       115.0      2,582.7            422.8
   2000..................................     2,042.9           322.0      1,927.1            751.9
   1999..................................     2,524.0           395.0      2,093.9            757.3
Primary Aluminum
   2001..................................       214.3           214.4        437.2 (3)
   2000..................................       411.4           206.5        672.4 (3)            -
   1999..................................       426.4           260.1        684.6 (3)            -
---------------

(1)      Sources and uses will not equal due to the impact of inventory changes and alumina and metal swaps.
(2)      During September 2001, Kaiser sold an 8.3% interest in Queensland
         Alumina Limited ("QAL").  See "--Business Operations--Bauxite and
         Alumina Business Unit" below for a discussion of the effects of the sale on alumina production. (3) Includes both primary aluminum shipments and pounds of aluminum contained in fabricated aluminum product shipments.

   BUSINESS OPERATIONS

      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" and below for cautionary information with respect to such forward-looking statements.

      Kaiser conducts its operations through its five main business units
(bauxite and alumina, primary aluminum, commodities marketing, flat-rolled products and engineered products), each of which is discussed below.

      Bauxite and Alumina Business Unit
      The following table lists Kaiser's bauxite mining and alumina refining facilities as of December 31, 2001:

                                                                             ANNUAL
                                                                           PRODUCTION          TOTAL
                                                                            CAPACITY          ANNUAL
                                                              KAISER      AVAILABLE TO      PRODUCTION
        ACTIVITY              FACILITY        LOCATION       OWNERSHIP       KAISER          CAPACITY
------------------------    -------------    -----------   ------------   ------------     ------------
                                                                             (IN THOUSANDS OF TONS)

Bauxite Mining              KJBC(1)          Jamaica           49.0%           4,500.0          4,500.0
                            Alpart(2)        Jamaica           65.0%           2,275.0          3,500.0
                                                                          ------------     ------------
                                                                               6,775.0          8,000.0
                                                                          ============     ============

Alumina Refining            Gramercy         Louisiana        100.0%           1,250.0          1,250.0
                            Alpart           Jamaica           65.0%             942.5          1,450.0
                            QAL(3)           Australia         20.0%               730          3,650.0
                                                                          ------------     ------------
                                                                               2,922.5          6,350.0
                                                                          ============     ============

------------------

(1)   Kaiser Jamaica Bauxite Company ("KJBC").
(2) Alumina Partners of Jamaica ("ALPART") bauxite is refined into alumina at the Alpart refinery. (3) During September 2001, Kaiser sold an 8.3% interest in
QAL.

      Kaiser is a major producer of alumina and sells significant amounts of its alumina production in domestic and international markets. Kaiser's strategy is to sell a substantial portion of the alumina available to it in excess of its internal smelting requirements under multi-year sales contracts with prices linked to the price of primary aluminum.

      On July 5, 1999, Kaiser's Gramercy, Louisiana alumina refinery was extensively damaged by an explosion in the digestion area of the plant. A number of employees were injured in the incident, several of them severely. Production at the facility was completely curtailed until the middle of December 2000 at which time partial production commenced. Construction at the facility was substantially completed during the third quarter of 2001. During the first nine months of 2001, the plant operated at approximately 68% of its newly rated estimated annual capacity of 1,250,000 tons. During the fourth quarter of 2001, the plant operated at approximately 90% of its newly-rated capacity. By the end of February 2002, the plant was operating at just below 100% of its newly-rated capacity. The facility is now focusing its efforts on achieving its full operating efficiency. See Note 2 to the Consolidated Financial Statements of
Kaiser, which are included as Exhibit 99.3 hereto, for more detailed information regarding the impact of the Gramercy incident.

      Primary Aluminum Business Unit
      The following table lists Kaiser's primary aluminum smelting facilities as of December 31, 2001:

                                                                    ANNUAL
                                                                     RATED          TOTAL
                                                                   CAPACITY        ANNUAL       2001
                                                     COMPANY     AVAILABLE TO       RATED     OPERATING
            LOCATION                  FACILITY      OWNERSHIP     THE COMPANY     CAPACITY      RATE
-------------------------------      -----------  ------------   -------------   ----------  -----------
                                                                    (IN THOUSANDS OF TONS)
                                                                                 ----------
Domestic:
      Washington                     Mead              100%             200.0        200.0         -%(1)
      Washington                     Tacoma            100%              73.0         73.0         -%(1)
                                                                 -------------   ----------
           Subtotal                                                     273.0        273.0
                                                                 -------------   ----------

International:
      Ghana                          Valco              90%             180.0        200.0        81%
      Wales, United Kingdom          Anglesey           49%              66.2        135.0       102%
                                                                 -------------   ----------
           Subtotal                                                     246.2        335.0
                                                                 -------------   ----------

           Total                                                        519.2        608.0
                                                                 =============   ==========
------------------

(1)  Production was completely curtailed during 2001.

         The process of converting alumina into aluminum requires significant amounts of electric power. Electric power represents an important production input for Kaiser at its aluminum smelters, and its cost can significantly affect
Kaiser's profitability. Kaiser has historically purchased a significant portion of its electric power for the Mead and Tacoma, Washington, smelters from the
Bonneville Power Administration ("BPA"). Over recent years, the BPA has supplied approximately half of the electric power for the two plants, with the balance coming from other suppliers.

      In response to the unprecedented high market prices for power in the
Pacific Northwest, Kaiser temporarily curtailed primary aluminum production at the Tacoma and Mead, Washington, smelters during the second half of 2000 and all of 2001. During this same period Kaiser sold the available power it had under contract through September 30, 2001. As a result of the curtailments, Kaiser avoided the need to purchase power on a variable market price basis and received cash proceeds sufficient to more than offset the cash impact of the potline curtailments over the period for which the power was sold. As of December 31,
2001, both the Mead and Tacoma, Washington, smelters were completely curtailed and are expected to remain curtailed at least through early 2003. However,
Kaiser continues to operate the Tacoma rod-mill.

      Also, during October 2000, Kaiser signed a new power contract with the BPA under which the BPA will provide Kaiser's operations in the State of Washington with up to approximately 290 megawatts of power through September 2006. The contract provides Kaiser with sufficient power to fully operate the Flat-Rolled
Products Business Unit's Trentwood facility (which requires up to an approximate
40 megawatts) as well as approximately 40% of the combined capacity of Kaiser's
Mead and Tacoma smelting operations. The BPA has announced that it currently intends to set rates under the contract in six month increments. The rate for the initial period (from October 1, 2001 through March 31, 2002) was approximately 46% higher than power costs under the prior contract. Power prices for the April 2002 through the September 2002 period are essentially unchanged from the prior six-month period. Kaiser cannot predict what rates will be charged in future periods. Kaiser does not have any remarketing rights under the new BPA contract. See Note 7 to the Consolidated Financial Statements of Kaiser,
which are included as Exhibit 99.3 hereto, for additional information on these matters.

      Commodities Marketing Business Unit
      Kaiser's operating results are sensitive to changes in the prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. Primary aluminum prices have historically been subject to significant cyclical fluctuations. Alumina prices, as well as fabricated aluminum product prices
(which vary considerably among products), are significantly influenced by changes in the price of primary aluminum and generally lag behind primary aluminum prices by up to three months. From time to time in the ordinary course of business, Kaiser enters into hedging transactions to provide risk management in respect of its net exposure of earnings and cash flow related to primary aluminum price changes. Given the significance of primary aluminum hedging activities, Kaiser has began (starting with the year ended December 31, 2000)
reporting its primary aluminum-related hedging activities as a separate segment.
Primary aluminum-related hedging activities are managed centrally on behalf of all of Kaiser's business segments to minimize transaction costs, monitor consolidated net exposures and to allow for increased responsiveness to changes in market factors. Because the agreements underlying Kaiser's hedging positions provided that the counterparties to the hedging contracts could liquidate
Kaiser's hedging positions if Kaiser filed for reorganization, Kaiser chose to liquidate these positions in advance of the Filing Date. Gains or losses associated with these liquidated positions have been deferred and are being recognized over the original hedging periods as the underlying purchases/sales are still expected to occur. Kaiser anticipates that, subject to the approval of the Court and prevailing economic conditions, it may, reinstitute an active hedging program to protect the interests of its constituents. However, no assurance can be given as to when or if the appropriate Court approval will be obtained or when or if such hedging activities will restart. See Item 7A.
"Quantitative and Qualitative Disclosures about Market Risk" and Notes 1 and 10 to the Consolidated Financial Statements of Kaiser, which are included as
Exhibit 99.3 hereto, for further information.

      Flat-Rolled Products Business Unit
      The flat-rolled products business unit operates the Trentwood, Washington, rolling mill. During recent years, the business unit has sold to the aerospace, transportation and industrial markets (producing heat treat sheet and plate products and automotive brazing sheet) and the beverage container market
(producing lid and tab stock), both directly and through distributors.

      During 2000, KACC shifted the product mix of its Trentwood rolling mill toward higher value-added product lines, and exited beverage can body stock, wheel and common alloy products in an effort to enhance its profitability.
Kaiser continues to reassess the product mix of its Trentwood rolling mill, and has concluded that the business unit's profitability can be enhanced by further focusing resources on its core, heat-treat business and by exiting lid and tab stock product lines used in the beverage container market and brazing sheet for the automotive market.

      Engineered Products Business Unit
      The engineered products business unit operates soft-alloy extrusion facilities in Los Angeles, California; Sherman, Texas; Tulsa, Oklahoma;
Richmond, Virginia; and London, Ontario, Canada; rod and bar extrusion facilities in Newark, Ohio, and Jackson, Tennessee, which produce screw machine stock, redraw rod, forging stock, and billet; and a facility in Richland,
Washington, which produces seamless tubing in both hard and soft alloys for the automotive, other transportation, export, recreation, agriculture and other industrial markets. The business unit also produces drawn tube in both hard and soft alloys at facilities in Chandler, Arizona, and Richmond, Virginia.

      The business unit also operates forging facilities at Oxnard, California, and Greenwood, South Carolina. The business unit sells forged parts to customers in the automotive, commercial vehicle and ordnance markets.

   COMPETITION

      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" in this section for cautionary information with respect to such forward-looking statements.

      Kaiser competes globally with producers of bauxite, alumina, primary aluminum, and fabricated aluminum products. Many of Kaiser's competitors have greater financial resources than Kaiser. Primary aluminum and, to some degree, alumina are commodities with generally standard qualities, and competition in the sale of these commodities is based primarily upon price, quality and availability. Aluminum competes in many markets with steel, copper, glass, plastic, and other materials. Kaiser competes with numerous domestic and international fabricators in the sale of fabricated aluminum products. Kaiser markets fabricated aluminum products it manufactures in the United States and abroad. Sales are made directly and through distributors to a large number of customers. Competition in the sale of fabricated products is based upon quality, availability, price and service, including delivery performance. Kaiser concentrates its fabricating operations on selected products in which it believes it has production expertise, high-quality capability, and geographic and other competitive advantages. Kaiser believes that, assuming the current relationship between worldwide supply and demand for alumina and primary aluminum does not change materially, the loss of any one of Kaiser's customers, including intermediaries, would not have a material adverse effect on its financial condition or results of operations. See also the description of the business units above.

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

      ASBESTOS-RELATED LIABILITY AND EXPECTED RECOVERIES

      Kaiser is a defendant in a number of asbestos lawsuits that generally relate to products it has not sold for more than 20 years. Kaiser believes that it has insurance coverage available to recover a substantial portion of its asbestos-related costs. For the year ended December 31, 2001, a total of approximately $116.6 million of asbestos-related settlements and defense costs were paid and partial insurance reimbursements for asbestos-related matters totaling approximately $90.3 million were received. See Note 12 to the
Consolidated Financial Statements of Kaiser, which are included as Exhibit 99.3 hereto, for additional information.

      MISCELLANEOUS

      For further information concerning the business and financial condition of
Kaiser, see Kaiser's Consolidated Financial Statements and the notes thereto
(Exhibit 99.3 hereto), as well as Kaiser's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Such Exhibit and Form 10-K are available at no charge by writing to the following address: Kaiser Aluminum Corporation,
Shareholder Services Department, 5847 San Felipe, Suite 2600, Houston, Texas
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
Court of Appeals for the Ninth Circuit on October 30, 2000 and the case was remanded to the District Court. On September 26, 2001, the plaintiffs sent
Pacific Lumber a 60 day notice alleging that Pacific Lumber continues to violate the CWA by discharging pollutants into certain waterways. Pacific Lumber has taken certain remedial actions since its receipt of the notice. The Company believes that it has strong factual and legal defenses with respect to the ERF lawsuit; however, there can be no assurance that it will not have a material adverse effect on its financial position, results of operations or liquidity.

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

      On March 31, 1999, an action entitled Environmental Protection Information
Association, Sierra Club v. California Department of Forestry and Fire
Protection, California Department of Fish and Game, The Pacific Lumber Company,
Scotia Pacific Company LLC, Salmon Creek Corporation, et al. (No. 99CS00639)
(the "EPIC-SYP/PERMITS LAWSUIT") was filed alleging, among other things, that the CDF and the CDFG violated the CEQA and the CESA, and challenging, among other things, the validity and legality of the SYP and the Permits issued by
California. This action is now pending in Humboldt County, California (No.
CV-990445). The plaintiffs seek, among other things, injunctive relief to set aside the CDF's and the CDFG's decisions approving the SYP and the Permits issued by California. The Court recently denied the plaintiffs' motion for injunctive relief, and set a trial date of August 5, 2002. On March 31, 1999, an action entitled United Steelworkers of America, AFL-CIO, CLC, and Donald Kegley
v. California Department of Forestry and Fire Protection, The Pacific Lumber
Company, Scotia Pacific Company LLC and Salmon Creek Corporation (No. 99CS00626)
(the "USWA LAWSUIT") was also filed challenging the validity and legality of the
SYP. This case is set for trial on June 10, 2002. The Company believes that appropriate procedures were followed throughout the public review and approval process concerning the Environmental Plans, and the Company is working with the relevant government agencies to defend these challenges. Although uncertainties are inherent in the final outcome of the EPIC-SYP/Permits lawsuit and the USWA lawsuit, the Company believes that the resolution of these matters should not result in a material adverse effect on its financial condition, results of operations or the ability to harvest timber.

      On July 24, 2001, a lawsuit entitled Environmental Protection Information
Association v. Pacific Lumber, Scotia Pacific Company LLC (No. CD1-2821) was
filed in the U.S. District Court in the Northern District of California (the
"BEAR CREEK LAWSUIT"). The lawsuit alleges that the Company and Pacific Lumber's harvesting and other activities under certain of its approved and proposed THPs will result in discharges of pollutants in violation of the CWA. The plaintiff asserts that the CWA requires the defendants to obtain a permit from the North
Coast Water Board before beginning timber harvesting and road construction activities in the Bear Creek watershed, and is seeking to enjoin these activities until such permit has been obtained. The plaintiff also seeks civil penalties of up to $27,000 per day for the defendant's alleged continued
violation of the CWA. The Company believes that the requirements under the HCP are adequate to ensure that sediment and pollutants from its harvesting activities will not reach levels harmful to the environment. Furthermore, EPA regulations specifically provide that such activities are not subject to CWA permitting requirements. The Company continues to believe that it has strong legal defenses in this matter; however, there can be no assurance that this lawsuit will not have a material adverse effect on its consolidated financial condition or results of operations.

OTHER LITIGATION MATTERS

      Kaiser is involved in significant legal proceedings, including asbestos and environmental litigation as well as litigation involving the Gramercy incident and the USWA strike. For further information, see Item 1.
"Business--Aluminum Operations--Business Operations," "--Labor Matters,"
"--Asbestos-Related Liability and Expected Recoveries" and "--Miscellaneous" as
well as Notes 2, 5 and 12 to Kaiser's Consolidated Financial Statements (Exhibit
99.3 hereto).

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
                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

      All of the Company's common stock is owned by MAXXAM. Accordingly, the
Company's common stock is not traded on any stock exchange and has no established public trading market. The 12% Senior Secured Notes due 2003 of the
Company (the "MGHI NOTES") are secured by the common stock of MGI, 23,443,953 shares of the common stock of Kaiser owned by the Company and a note receivable from MAXXAM. See Item 7. "Management's Discussion and Analysis of Financial
Condition and Results of Operations--Financial Condition and Investing and
Financing Activities" and Note 8 to the Consolidated Financial Statements
appearing in Item 8.

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

      The Company's wholly owned subsidiary, MGI, and its operating subsidiaries, Pacific Lumber and Britt, are engaged primarily in forest products operations. In addition, the Company added real estate operations to its business with the June 2001 acquisition of Lake Pointe Plaza, an office complex located in Sugar Land, Texas. The Company's forest products business is somewhat seasonal, and its net sales have been historically higher in the months of April through November than in the months of December through March. Management expects that this segment's revenues and cash flows will continue to be somewhat seasonal. Accordingly, the segment's results for any one quarter are not necessarily indicative of results to be expected for the full year. Real estate operations do not have any seasonality elements impacting the quarterly results.

      Regulatory and environmental matters play a significant role in the
Company's forest products operations. See Item 1. "Business--Forest Products
Operations--Regulatory and Environmental Factors" and Note 12 to the
Consolidated Financial Statements for a discussion of these matters. Regulatory compliance and related litigation have caused delays in obtaining approvals of
THPs and delays in harvesting on THPs once they are approved. This has resulted in a decline in harvest, an increase in the cost of logging operations, and lower net sales.

      Since the consummation of the Headwaters Agreement in March 1999, there has been a significant amount of work required in connection with the implementation of the Environmental Plans, and this work is expected to continue for several more years. During the implementation period, government agencies had until recently failed to approve THPs in a timely manner. The rate of approvals of THPs during 2001 improved over that for the prior year, and further improvements have been experienced thus far in 2002. However, it continues to be below levels which meet Pacific Lumber's expectations. Nevertheless, Pacific
Lumber anticipates that once the Environmental Plans are fully implemented, the process of preparing THPs will become more streamlined, and the time to obtain approval of THPs will potentially be shortened.

      While the Company has experienced recent improvements in the THP approval process, there can be no assurance that Pacific Lumber will not in the future have difficulties in receiving approvals of its THPs similar to those experienced in the past. Furthermore, there can be no assurance that certain pending legal, regulatory and environmental matters or future governmental regulations, legislation or judicial or administrative decisions, adverse weather conditions or low selling prices, would not have a material adverse effect on the Company's financial position, results of operations or liquidity.
See Item 3. "Legal Proceedings" and Note 12 to the Consolidated Financial
Statements for further information regarding regulatory and legal proceedings affecting the Company's operations.

      During 2001, comprehensive external and internal reviews were conducted of
Pacific Lumber's business operations. These reviews were an effort to identify ways in which Pacific Lumber could operate on a more efficient and cost effective basis. Based upon the results of these reviews, Pacific Lumber, among other things, indefinitely idled two of its four sawmills, eliminated certain of its operations, including its soil amendment and concrete block activities, has began utilizing more efficient harvesting methods and adopted certain other cost saving measures. Most of these changes were implemented by Pacific Lumber in the last quarter of 2001, or the first quarter of 2002. Pacific Lumber also ended its internal logging operations as of April 1, 2002, and intends to rely exclusively on third party contract loggers to conduct these activities in the future. In connection with the changes described above, the Company recognized a writedown of $2.2 million for impaired assets, a $2.6 million charge for restructuring initiatives, and a $3.4 million charge for environmental remediation costs during 2001 (see Note 2 to the Consolidated Financial
Statements). If business performance does not improve, additional restructuring charges may be necessary, and the Company could have a significant liquidity issue.

      The Company owns 27,938,250 shares of Kaiser common stock (the "KAISER
SHARES") representing a 34.6% interest in Kaiser on a fully diluted basis as of
December 31, 2001. The Company follows the equity method of accounting for its investment in Kaiser. As a result of losses reported by Kaiser in 2001, the
Company's investment in Kaiser was zero as of December 31, 2001. On February 12,
2002, Kaiser filed a voluntary petition for reorganization under Chapter 11 of the Code in the Court. As a result of such filing, the Company will account for its investment in Kaiser under the cost method beginning in the first quarter of
2002 with no further recognition of equity in earnings or losses until such time as the shares are disposed of or a plan of reorganization is implemented. See
Notes 2 and 7 to the Consolidated Financial Statements for further information, including summarized financial information of Kaiser.

   RESULTS OF OPERATIONS

      The following table presents selected operational and financial information for the years ended December 31, 2001, 2000 and 1999:

                                                       YEARS ENDED DECEMBER 31,
                                                    ------------------------------
                                                      2001      2000       1999
                                                    --------- ---------  ---------
                                                       (IN MILLIONS OF DOLLARS,
                                                     EXCEPT SHIPMENTS AND PRICES)
                                                    --------- ---------  ---------
Shipments:
   Lumber: (1)
      Redwood upper grades........................      16.2      15.8       24.6
      Redwood common grades.......................     165.0     143.8      137.4
      Douglas-fir upper grades....................       8.8      11.5       10.4
      Douglas-fir common grades...................      50.5      76.1       61.5
      Other.......................................       3.9       5.9        8.7
                                                    --------- ---------  ---------
        Total lumber..............................     244.4     253.1      242.6
                                                    ========= =========  =========
   Wood chips (2).................................     104.9     169.5      163.7
                                                    ========= =========  =========

Average sales price:
   Lumber: (3)
      Redwood upper grades........................  $  1,770  $  1,798   $  1,531
      Redwood common grades.......................       577       712        629
      Douglas-fir upper grades....................     1,323     1,352      1,290
      Douglas-fir common grades...................       337       376        430
   Wood chips (4).................................        64        67         77

Net sales:
   Lumber, net of discount........................  $  152.2  $  175.3   $  165.3
   Logs...........................................      10.6       3.5        0.3
   Wood chips.....................................       6.8      11.3       12.5
   Cogeneration power.............................      11.7       6.0        3.8
   Other..........................................       4.0       4.0        5.9
                                                    --------- ---------  ---------
      Total forest products.......................     185.3     200.1      187.8
   Real estate....................................       4.4         -          -
                                                    --------- ---------  ---------
      Total net sales.............................  $  189.7  $  200.1   $  187.8
                                                    ========= =========  =========
Operating income (loss) (6).......................  $  (26.5) $    7.3   $   (4.4)
                                                    ========= =========  =========
Operating cash flow (5)...........................  $   (2.3) $   27.0   $   12.6
                                                    ========= =========  =========
Income (loss) before income taxes(7)..............  $  (80.9) $   39.3   $  177.9
                                                    ========= =========  =========
Net income (loss)(8)..............................  $  (72.9) $   30.1   $  100.0
                                                    ========= =========  =========
--------------------

(1)   Lumber shipments are expressed in millions of board feet.
(2)   Wood chip shipments are expressed in thousands of bone dry units of 2,400 pounds.
(3)   Dollars per thousand board feet.
(4)   Dollars per bone dry unit.
(5)   Operating income before depletion and depreciation and asset impairment charges, also referred to as "EBITDA."
(6)   Operating loss for 2001 includes unusual charges totalling $8.2 million.
      See Note 2 to the Consolidated Financial Statements for further discussion.
(7)   In addition to the special charges referred to in (6), 2001 results include a $16.7 million gain on the sale of the Grizzly Creek grove; 2000 results include a $60.0 million gain on the sale of the Owl Creek grove;
      1999 results include a $239.8 million gain on the sale of the Headwaters
      Timberlands.
(8)   2001 and 2000 results include extraordinary gains of $3.6 million and
      $4.2 million, respectively, net of tax, on the repurchases of debt.

      Net Sales
      Net sales for the year ended December 31, 2001 were negatively impacted by lower lumber prices, with lower prices for common grade redwood lumber being the primary contributor to the decline. In addition, shipments of lumber declined slightly versus the comparable prior year period. The Company had higher sales volumes for redwood common grade lumber; however, this was more than offset by lower shipments of common grade Douglas fir lumber.

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

      Operating Income (Loss)
      The Company experienced an operating loss for the year ended December 31,
2001 compared to operating income for the same period of 2000. Operating results for the year ended December 31, 2001, include the impact of several unusual charges totaling $8.2 million (see Note 2 to the Consolidated Financial
Statements). In addition to the unusual items, gross margins on lumber sales declined year to year as a result of higher costs associated with lumber production and logging operations.

      The Company had operating income for the year ended December 31, 2000, as compared to an operating loss for the comparable 1999 period, primarily due to the increase in net sales discussed above.

      Income (Loss) Before Income Taxes
      In addition to the operating income (loss) discussed above, results for
2001, 2000 and 1999 were impacted by gains on sales of timberlands and equity in earnings (losses) from Kaiser.

                                                            YEARS ENDED DECEMBER 31,
                                                         ------------------------------
                                                           2001      2000       1999
                                                         --------- ---------  ---------
                                                             IN MILLIONS OF DOLLARS
Operating income (loss)................................  $  (26.5) $    7.3   $   (4.4)
Gains on sales of timberlands..........................      16.7      60.0      239.8
Equity in earnings (losses) of Kaiser..................     (27.6)      5.9      (19.2)
Interest expense and other income (expense), net.......     (43.5)    (33.9)     (38.3)
                                                         --------- ---------  ---------
Income (loss) before income taxes......................  $  (80.9) $   39.3   $  177.9
                                                         ========= =========  =========

      2001 included a $16.7 million gain on the sale of a portion of the Grizzly
Creek grove ($9.9 million net of deferred taxes), 2000 included a gain on the sale of the Owl Creek grove of $60.0 million ($35.6 million net of deferred taxes), and 1999 included a gain on the sale of the Headwaters Timberlands of
$239.8 million ($142.1 million net of deferred taxes). The loss from Kaiser in
2001 was in large part due to valuation allowances on Kaiser's deferred tax assets. See Notes 2 and 7 to the Consolidated Financial Statements for further discussion of the Company's investment in Kaiser.

      Benefit in Lieu of Income Taxes
      The effective benefit in lieu of income taxes differs from the statutory rate primarily due to changes in valuation allowances on deferred tax assets, the exclusion of equity in earnings (loss) of Kaiser from taxable income, and the disallowance of a portion of the Company's net operating loss carryforwards for state tax purposes.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" and below for cautionary information with respect to such forward-looking statements.

      Note 8 to the Consolidated Financial Statements contains additional information concerning the Company's indebtedness and information concerning certain restrictive debt covenants. "MGHI PARENT" is used in this section to refer to the Company on a stand-alone basis without its subsidiaries.

      The following table summarizes certain data related to financial condition and to investing and financing activities of the Company and its subsidiaries.

                                                                                   MGI,
                                                                                 akepointe
                                                         Scotia      Pacific    Lssets and     MGHI
                                                          LLC        Lumber     A Other       PARENT       TOTAL
                                                       ----------  -----------  ----------  ----------  -----------
                                                                             (IN MILLIONS)

Debt and credit facilities (not including
-----------------------------------------
   intercompany notes)
   -------------------
Short-term borrowings and current maturities of
   long-term debt:
   December 31, 2001 (1).............................  $    14.9   $     17.8   $     2.8   $       -   $     35.5
   December 31, 2000.................................       14.2         37.1           -           -         51.3

Long-term debt, excluding current maturities:
   December 31, 2001(1)..............................  $   754.5   $      0.5   $   119.5   $    88.2   $    962.7
   December 31, 2000.................................      769.4          0.6           -       118.8        888.8

Revolving credit facilities:
   Facility amounts..................................  $    60.9   $     50.0   $     2.5   $       -   $    113.4
   December 31, 2001:
      Borrowings.....................................          -         17.7         0.6           -         18.3
      Letters of credit..............................          -         11.5           -           -         11.5
      Unused and available credit....................       60.9         12.2         1.9           -         75.0

Cash, cash equivalents, marketable securities and
   other investments
December 31, 2001:
   Current amounts restricted for debt service.......  $    35.3   $       -    $     0.1   $       -   $     35.4
   Other current amounts.............................       19.6          2.3        26.6        35.7         84.2
                                                       ----------  -----------  ----------  ----------  -----------
                                                            54.9          2.3        26.7        35.7        119.6
                                                       ----------  -----------  ----------  ----------  -----------

   Long-term amounts restricted for debt service.....       87.6            -           -           -         87.6
   Other long-term restricted amounts................         -             -         2.2           -          2.2
                                                       ----------  -----------  ----------  ----------  -----------
                                                            87.6            -         2.2           -         89.8
                                                       ----------  -----------  ----------------------  -----------
                                                       $   142.5   $      2.3   $    28.9   $    35.7   $    209.4
                                                       ==========  ===========  ==========  ==========  ===========

December 31, 2000:
   Current amounts restricted for debt service.......  $    45.8   $        -   $       -   $       -   $     45.8
   Other current amounts.............................       68.6          0.2        61.7        54.3        184.8
                                                       ----------  -----------  ----------  ----------  -----------
                                                           114.4          0.2        61.7        54.3        230.6
                                                       ----------  -----------  ----------  ----------  -----------

   Long-term amounts restricted for debt service.....       92.1            -           -           -         92.1
   Other long-term restricted amounts................        2.5            -         2.0           -          4.5
                                                       ----------  -----------  ----------  ----------  -----------
                                                            94.6            -         2.0           -         96.6
                                                       ----------  -----------  ----------------------  -----------
                                                       $   209.0   $      0.2   $    63.7   $    54.3   $    327.2
                                                       ==========  ===========  ==========  ==========  ===========

                                                                                   MGI,
                                                                                Lakepointe
                                                         Scotia     Pacific     Assets and     MGHI
                                                          LLC        Lumber       Other       PARENT       TOTAL
                                                       ----------  ----------   ----------  ----------- -----------
                                                                             (IN MILLIONS)
Changes in cash and cash equivalents Capital
   expenditures:
   December 31, 2001(1)..............................  $     6.2   $     5.9    $   132.6   $        -  $    144.7
   December 31, 2000.................................        8.2         4.1          1.7            -        14.0
   December 31, 1999.................................       19.2         2.6          1.3            -        23.1

Proceeds from dispositions of property and
   investments:
   December 31, 2001 (2).............................  $     1.3   $    18.5    $       -   $        -  $     19.8
   December 31, 2000(2)..............................       67.0         0.3            -            -        67.3

Borrowings (repayments)of debt and credit
   facilities, net of financing costs:
   December 31, 2001(1)..............................  $   (14.2)  $   (19.5)   $   117.1   $    (25.1) $     58.3
   December 31, 2000(1)..............................      (16.0)       37.0            -         (5.8)       15.2
   December 31, 1999(1)..............................       (9.0)       (0.1)        (4.7)           -       (13.8)

Dividends and advances received (paid):
   December 31, 2001(3)..............................  $   (79.9)  $    89.2    $   (26.4)  $     17.1  $        -
   December 31, 2000(3)..............................          -        23.7       (132.1)        63.4       (45.0)
   December 31, 1999.................................          -           -        (18.7)        18.7           -

---------------------

(1)     The increase in debt and capital expenditures for MGI and other subsidiaries is attributable to the Lake Pointe Plaza acquisition and related borrowings described in Note 3 to the Consolidated Financial
        Statements. The decrease in Scotia LLC's long-term debt between December
        31, 2000, and December 31, 2001, was the result of principal payments on the Timber Notes of $14.2 million during the year ended December 31,
        2001. The increase in long-term debt for MGI, Lakepointe Assets and
        Other between 2000 and 2001 was due primarily to borrowings made in connection with the purchase of the Lake Pointe Plaza complex. The decrease in MGHI Parent's long-term debt between December 31, 2000 and
        December 31, 2001, and the repayments reflected in 2001 and 2000 are the result of repurchases of debt. In addition, Scotia LLC made principal payments on the Timber Notes of $15.9 million and $8.2 million during the years ended December 31, 2000 and 1999, respectively.
(2)     Proceeds from dispositions of property and investments include $19.8 million in 2001 for Pacific Lumber's sale of a portion of the Grizzly
        Creek grove, $67.0 million in 2000 for Scotia LLC's sale of the Owl
        Creek grove, and $299.9 million in 1999 for Pacific Lumber's sale of the
        Headwaters Timberlands.
(3)     For the year ended December 31, 2001, $79.9 million of dividends were paid by Scotia LLC to Pacific Lumber, $63.9 million of which was made using proceeds from the sale of Scotia LLC's Owl Creek grove. In addition to the $79.9 million of dividends from Scotia LLC, Pacific
        Lumber received $9.3 million from MGI related to repayment of intercompany debt. For the year ended December 31, 2000, $90.0 million of the dividends paid from MGI to MGHI were made using proceeds from the sale of the Headwaters Timberlands. MGHI in turn paid a $45.0 million dividend to MAXXAM Parent.

      Subsequent to December 31, 2001, the Company repurchased $16.9 million of the MGHI Notes, resulting in an extraordinary gain of $1.9 million (net of tax).
The Company expects that interest payments on the remaining $71.3 million of
MGHI Notes will be paid with its existing cash and/or payments on the MAXXAM
Note.

      The Company owns 27,938,250 shares of the common stock of Kaiser, representing a 34.6% interest. As a result of Kaiser filing for bankruptcy on
February 12, 2002, the value of Kaiser common stock has declined since December
31, 2001, and the market value of the Kaiser shares owned by the Company based on the price per share quoted at the close of business on April 10, 2002, was
$3.9 million. There can be no assurance that such value would be realized should the Company dispose of its investment in these shares, and it is possible that all or a portion of the Company's interest may be diluted or cancelled as a part of a plan of reorganization.

      Substantially all of the Company's consolidated assets are owned by
Pacific Lumber, and a significant portion of Pacific Lumber's consolidated assets are owned by Scotia LLC. The holders of the Timber Notes have priority over the claims of creditors of Pacific Lumber with respect to the assets and cash flows of Scotia LLC. In the event Scotia LLC's cash flows are not sufficient to generate distributable funds to Pacific Lumber, Pacific Lumber could effectively be precluded from distributing funds to MGI and MGI in turn to
MGHI Parent.

      On August 14, 2001, Pacific Lumber's revolving credit agreement (the
"PACIFIC LUMBER CREDIT AGREEMENT") was renewed. The new facility provides for up to a $50.0 million two-year revolving line of credit as compared to a $60.0 million line of credit under the expired facility. On each anniversary date
(subject to the consent of the lender), the Pacific Lumber Credit Agreement may be extended by one year. Borrowings are secured by all of Pacific Lumber's domestic accounts receivable and inventory.  Borrowings, letters of credit and unused availability at December 31, 2001 are reflected in the table above.

      Scotia LLC has an agreement with a group of banks which allows it to borrow up to one year's interest on the Timber Notes (the "SCOTIA LLC LINE OF
CREDIT"). On June 1, 2001, this facility was extended for an additional year to July 12, 2002. At December 31, 2001, Scotia LLC could have borrowed a maximum of $60.9 million under the Line of Credit, and there were no borrowings outstanding under the Line of Credit. Annually, Scotia LLC will request that the
Scotia LLC Line of Credit be extended for a period of not less than 364 days. If not extended, Scotia LLC may draw upon the full amount available. The amount drawn would be repayable in 12 semiannual installments on each note payment date
(after the payment of certain other items, including the Aggregate Minimum
Principal Amortization Amount, as defined, then due), commencing approximately two and one-half years following the date of the draw.

      On March 5, 2002, Scotia LLC notified the trustee for the Timber Notes that it had met all of the requirements of the SAR Reduction Date, as defined in the Indenture. Accordingly, on March 20, 2002, Scotia LLC released $29.4 million from the SAR Account and distributed this amount to Pacific Lumber.

      During the year ended December 31, 2001, Scotia LLC used $67.3 million set aside in the note payment account to pay the $57.4 million of interest due as well as $9.9 million of principal. Scotia LLC repaid an additional $4.3 million of principal on the Timber Notes using funds held in the SAR Account, resulting in total principal payments of $14.2 million, an amount equal to Scheduled
Amortization. In addition, Scotia LLC made distributions in the amount of $79.9 million to its parent, Pacific Lumber, $63.9 million of which was made using funds from the December 2000 sale of the Owl Creek grove and $14.5 million of which was made using excess funds released from the SAR Account.

      On the note payment date in January 2002, Scotia LLC had $33.9 million set aside in the note payment account to pay the $28.4 million of interest due as well as $5.5 million of principal. Scotia LLC repaid an additional $6.1 million of principal on the Timber Notes using funds held in the SAR Account, resulting in a total principal payment of $11.6 million, an amount equal to Scheduled
Amortization (as defined in the Indenture).

      With respect to the note payment due in July 2002, Scotia LLC expects that it will require funds from the Scotia LLC Line of Credit to pay a portion of the interest due and that all of the funds used to pay the Scheduled Amortization amount will be provided from the SAR Account.

      In June 2001, Lakepointe Assets purchased Lake Pointe Plaza, an office complex located in Sugarland, Texas, for a purchase price of $131.3 million. The transaction was financed with proceeds of $117.3 million, net of $5.2 million in deferred financing costs, from the Lakepointe Notes ($122.5 million principal amount with a final maturity date of June 8, 2021, and an interest rate of
7.56%), and with a cash payment of $14.0 million. Lakepointe Assets acquired the property subject to two leases to existing tenants while simultaneously leasing a majority of the premises, representing all of the remaining space, to an affiliate of the seller. The office complex is fully leased for a period of 20 years under these three leases.

      Other capital expenditures were made during the past three years to improve production efficiency, reduce operating costs and acquire additional timberlands. Capital expenditures, excluding expenditures for timberlands and real estate, are estimated to be between $8.0 million and $9.0 million per year for the 2003 - 2005 period. Pacific Lumber and Scotia LLC may purchase additional timberlands from time to time as appropriate opportunities arise.

      MGHI Parent believes that its existing resources will be sufficient to fund its debt service and working capital requirements for the next year. With respect to its long-term liquidity, MGHI Parent believes that its existing cash and cash resources, together with payments by MAXXAM on the MAXXAM Note, should be sufficient to meet its debt service and working capital requirements, although there can be no assurance that this will be the case. MGHI Parent expects MAXXAM to pay the amount of the MAXXAM Note necessary to retire the MGHI
Notes which are due in 2003. The regulatory and environmental matters described under "--Background" above have adversely affected cash available from subsidiaries and therefore the distributions to MGHI Parent. Distributions from subsidiaries may continue to be minimal, if any, over the next one to two years.

      Due to its highly leveraged condition, MGI is more sensitive than less leveraged companies to factors affecting its operations, including governmental regulation and litigation affecting its timber harvesting practices (see
"--Background" above and Note 12 to the Consolidated Financial Statements), increased competition from other lumber producers or alternative building products and general economic conditions.

      Pacific Lumber's 2001 cash flows from operations were adversely affected by operating inefficiencies, lower lumber prices, an inadequate supply of logs and a related slowdown in lumber production. During 2001, comprehensive external and internal reviews were conducted of Pacific Lumber's business operations.
These reviews were an effort to identify ways in which Pacific Lumber could operate on a more efficient and cost effective basis. Based upon the results of these reviews, Pacific Lumber has, among other things, indefinitely curtailed two of its four operating sawmills, eliminated certain of its operations, including its soil amendment and concrete block manufacturing operations, begun utilizing more efficient harvesting methods and adopted certain other cost saving measures. Most of these operational changes were implemented by Pacific
Lumber during the last quarter of 2001, or during the first quarter of 2002.
Pacific Lumber also terminated its internal logging operations as of April 1,
2002, and intends to rely on third party contract loggers to conduct these activities. The adverse resulting impact on liquidity of its poor operating results was offset by $79.9 million in distributions made by Scotia LLC to
Pacific Lumber (principally from the sale of the Owl Creek grove), $9.3 million in repayments on an intercompany loan by MGI, and $18.5 million of proceeds received from the sale of a portion of the Grizzly Creek grove. The $29.4 million release from the SAR Account discussed above will also improve Pacific
Lumber's liquidity. However, Pacific Lumber may require funds available under the Pacific Lumber Credit Agreement, additional repayments by MGI of an intercompany loan and/or capital contributions from MGI to enable it to meet its working capital and capital expenditure requirements for the next year.

      With respect to long-term liquidity, although MGI and its subsidiaries expect that their existing cash and cash equivalents, lines of credit and ability to generate cash flows from operations should provide sufficient funds to meet their debt service, working capital and capital expenditure requirements, until such time as Pacific Lumber has adequate cash flows from operations and/or dividends from Scotia LLC, there can be no assurance that this will be the case.

CRITICAL ACCOUNTING POLICIES

      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" and below for cautionary information with respect to such forward-looking statements.

      The discussion and analysis of the Company's financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of this process forms the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The Company reevaluates its estimates and judgments on a regular, ongoing basis. Actual results may differ from these estimates under different assumptions and conditions.

      The following accounting policies are considered critical in light of the potentially material impact that the estimates, judgments and uncertainties affecting the application of these policies might have on the Company's reported financial information.

      Loss Contingencies
      The Company is involved in various claims, lawsuits and other proceedings discussed in Note 12 to the financial statements. Such litigation involves uncertainty as to possible losses to the Company that will ultimately be realized when one or more future events occur or fail to occur. The Company accrues and charges to income estimated losses from contingencies when it is probable (at the balance sheet date) that an asset has been impaired or liability incurred and the amount of loss can be reasonably estimated.
Differences between estimates recorded and actual amounts determined in subsequent periods are treated as changes in accounting estimates (i.e., they are reflected in the financial statements in the period in which they are determined to be losses, with no retroactive restatement).

      The Company estimates the probability of losses on legal contingencies based on the advice of internal and external counsel, the outcomes from similar litigation, the status of lawsuits (including settlement initiatives), legislative developments, and other factors. Risks and uncertainties are inherent with respect to the ultimate outcome of litigation.

      Impairment of Noncurrent Assets
      The Company recorded charges of $2.2 million in 2001 to write-down the carrying amount of certain mills, machinery and equipment to estimated fair value (see Note 2 to the Consolidated Financial Statements). The Company reviews noncurrent assets for impairment when circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment is indicated if the expected total undiscounted future cash flows are less than the carrying amount of the assets. Assets are written down to fair value and a loss is recognized upon impairment. Fair value increases on assets previously written down for impairment losses are not recognized.

      Considerable judgment is exercised in the Company's assessment of the need for an impairment write-down. Indicators of impairment must be present. In some instances, situations might exist where impairments are the result of changes in economic conditions or other factors that develop over time.

      Deferred Tax Asset Valuation Allowances
      As of December 31, 2001, the Company had $13.9 million of net deferred tax liabilities. The deferred tax assets and liabilities reported in the Company's balance sheet reflect the amount of taxes that the Company has prepaid or received a tax benefit for (an asset) or will have to pay in the future (a liability) because of temporary differences that result from differences in timing of revenue recognition or expense deductibility between generally accepted accounting principles and the Internal Revenue Code. Accounting rules require that a deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax asset will not be realized. The Company considers all available evidence, both positive and negative, to determine whether a valuation allowance is needed. The need for a valuation allowance ultimately depends on the existence of sufficient taxable income necessary to receive the benefit of a future deductible amount.

      Assessing the need for and amount of a valuation allowance for deferred tax assets requires significant judgment. The fact that a benefit may be expected for a portion but not all of a deferred tax asset increases the judgmental complexity. Projections of future taxable income, by their very nature, require estimates and judgments about future events that, although they might be predictable, are far less certain than events that have already occurred and can be objectively measured.

      Uncertainties that might exist with respect to the realization of the
Company's deferred tax assets relate to future taxable income. See Note 9 to the
Consolidated Financial Statements for further discussion of the Company's valuation allowances on deferred tax assets.

NEW ACCOUNTING PRONOUNCEMENTS

      See Note 1 to the Consolidated Financial Statements for a discussion of new accounting pronouncements and their potential impact on the Company.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To MAXXAM Group Holdings Inc.:

      We have audited the accompanying consolidated balance sheets of MAXXAM
Group Holdings Inc. (a Delaware corporation and a wholly owned subsidiary of
MAXXAM Inc.) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholder's deficit and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the
Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MAXXAM Group
Holdings Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

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
March 28, 2002

                   MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
               (IN MILLIONS OF DOLLARS, EXCEPT SHARE INFORMATION)

                                                                                                 DECEMBER 31,
                                                                                            -----------------------
                                                                                               2001        2000
                                                                                            ----------  -----------
ASSETS:

Current assets:
   Cash, cash equivalents and restricted cash.............................................  $    66.0   $    201.7
   Marketable securities..................................................................       53.6         28.9
   Receivables:
      Trade...............................................................................       12.5         10.4
      Receivables from MAXXAM Inc.........................................................        8.5          6.6
      Other...............................................................................        2.1          4.0
   Inventories............................................................................       51.4         55.1
   Prepaid expenses and other current assets..............................................       17.5         14.2
                                                                                            ----------  -----------
        Total current assets..............................................................      211.6        320.9
Property, plant and equipment, net of accumulated depreciation of $100.1 and
   $102.9, respectively...................................................................      224.9        100.0
Timber and timberlands, net of accumulated depletion of $193.7 and $183.8,
   respectively...........................................................................      235.0        244.3
Note receivable from MAXXAM...............................................................      183.1        164.5
Investment in Kaiser......................................................................          -         27.6
Deferred financing costs, net.............................................................       22.8         19.8
Deferred income taxes.....................................................................       13.4         27.3
Restricted cash, marketable securities and other investments..............................       89.8         96.6
Other assets..............................................................................        6.8          7.9
                                                                                            ----------  -----------
                                                                                            $   987.4   $  1,008.9
                                                                                            ==========  ===========

LIABILITIES AND STOCKHOLDER'S DEFICIT:

Current liabilities:
   Accounts payable.......................................................................  $     5.7   $      6.2
   Accrued interest.......................................................................       30.5         32.4
   Accrued compensation and related benefits..............................................       12.4          8.2
   Deferred income taxes..................................................................        6.8         10.0
   Other accrued liabilities..............................................................        8.0          3.6
   Short-term borrowings and current maturities of long-term debt, excluding $2.3 and
      $2.2, respectively, of repurchased Timber Notes held in the SAR Account.............       35.5         51.3
                                                                                            ----------  -----------
        Total current liabilities.........................................................       98.9        111.7
Long-term debt, less current maturities and excluding $55.4 and $57.7, respectively, of
   repurchased Timber Notes held in the SAR Account.......................................      962.7        888.8
Deferred income taxes.....................................................................       19.5         31.2
Other noncurrent liabilities..............................................................       28.3         26.6
                                                                                            ----------  -----------
        Total liabilities.................................................................    1,109.4      1,058.3
                                                                                            ----------  -----------

Contingencies (See Note 12)

Stockholder's deficit:
   Common stock, $1.00 par value; 3,000 shares authorized; 1,000 shares issued............          -            -
   Additional capital.....................................................................      123.2        123.2
   Accumulated deficit....................................................................     (245.5)      (172.6)
   Accumulated other comprehensive income.................................................        0.3            -
                                                                                            ----------  -----------
        Total stockholder's deficit.......................................................     (122.0)       (49.4)
                                                                                            ----------  -----------
                                                                                            $   987.4   $  1,008.9
                                                                                            ==========  ===========
   The accompanying notes are an integral part of these financial statements.

                   MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                            (IN MILLIONS OF DOLLARS)

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                -----------------------------------
                                                                                   2001        2000        1999
                                                                                ----------  ----------  -----------
Net sales:
   Lumber and logs............................................................  $   162.8   $   178.8   $    165.5
   Other......................................................................       26.9        21.3         22.3
                                                                                ----------  ----------  -----------
                                                                                    189.7       200.1        187.8
                                                                                ----------  ----------  -----------

Operating expenses:
   Cost of goods sold.........................................................      164.3       157.4        159.5
   Selling, general and administrative expenses...............................       21.7        15.7         15.7
   Special charges............................................................        8.2          -             -
   Depletion and depreciation.................................................       22.0        19.7         17.0
                                                                                ----------  ----------  -----------
                                                                                    216.2       192.8        192.2
                                                                                ----------  ----------  -----------

Operating income (loss).......................................................      (26.5)        7.3         (4.4)

Other income (expense):
   Gains on sales of timberlands..............................................       16.7        60.0        239.8
   Equity in earnings (loss) of Kaiser........................................      (27.6)        5.9        (19.2)
   Investment, interest and other income (expense), net.......................       33.5        45.6         44.5
   Interest expense...........................................................      (77.0)      (79.5)       (82.8)
                                                                                ----------  ----------  -----------
Income (loss) before income taxes.............................................      (80.9)       39.3        177.9
Benefit (provision) in lieu of income taxes...................................        4.4       (13.4)       (77.9)
                                                                                ----------  ----------  -----------

Income (loss) before extraordinary items......................................      (76.5)       25.9        100.0
Extraordinary items:
   Gains on repurchases of debt, net of provision in lieu of income
      taxes of $2.0 and $2.4, respectively....................................        3.6         4.2            -
                                                                                ----------  ----------  -----------
Net income (loss).............................................................  $   (72.9)  $    30.1   $    100.0
                                                                                ==========  ==========  ===========

   The accompanying notes are an integral part of these financial statements.

                   MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIT
              (IN MILLION OF DOLLARS, EXCEPT PER SHARE INFORMATION)

                                                                                   ACCUMU-
                                                                                    LATED
                                                                                     OTHER
                                                                                   COMPRE-                 COMPRE-
                                                  COMMON      ADDI-     ACCUM-     HENSIVE                 HENSIVE
                                                   STOCK     TIONAL     ULATED      INCOME                 INCOME
                                                ($1.00 PAR)  CAPITAL    DEFICIT     (LOSS)      TOTAL      (LOSS)
                                                ---------- ----------  ---------  ----------  ---------  ----------
Balance, December 31, 1998....................  $       -  $   123.2   $ (257.7)  $       -   $ (134.5)
   Net income.................................          -          -      100.0           -      100.0   $   100.0
   Equity in Kaiser Aluminum
      Corporation's additional minimum
      pension liability.......................          -          -          -        (0.4)      (0.4)       (0.4)
                                                                                                         ----------
   Comprehensive income.......................                                                           $    99.6
                                                ---------- ----------  ---------  ----------  ---------  ==========
Balance, December 31, 1999....................          -      123.2     (157.7)       (0.4)     (34.9)
   Net income.................................          -          -       30.1           -       30.1   $    30.1
   Equity in Kaiser Aluminum
      Corporation's additional minimum
      pension liability.......................          -          -          -        (0.2)      (0.2)       (0.2)
   Change in value of available-for-sale
      investments.............................          -          -          -         0.6        0.6         0.6
                                                                                                         ----------
   Comprehensive income.......................                                                           $    30.5
                                                                                                         ==========
   Dividend...................................          -          -      (45.0)          -      (45.0)
                                                ---------- ----------  ---------  ----------  ---------
Balance, December 31, 2000....................          -      123.2     (172.6)          -      (49.4)
   Net loss...................................          -          -      (72.9)          -      (72.9)  $   (72.9)
   Change in value of available-for-sale
      investments.............................          -          -          -         0.3        0.3         0.3
                                                                                                         ----------
   Comprehensive loss.........................                                                           $   (72.6)
                                                ---------- ----------  ---------  ----------  ---------  ==========
Balance, December 31, 2001....................  $       -  $   123.2   $ (245.5)  $     0.3   $ (122.0)
                                                ========== ==========  =========  ==========  =========

   The accompanying notes are an integral part of these financial statements.

                   MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN MILLIONS OF DOLLARS)

                                                                                         YEARS ENDED DECEMBER 31,
                                                                                       ----------------------------
                                                                                         2001      2000      1999
                                                                                       --------- --------- --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss).................................................................. $  (72.9)     30.1  $ 100.0
   Adjustments to reconcile net income (loss) to net cash provided by (used for)
      operating activities:
      Depletion and depreciation......................................................     22.0      19.7     17.0
      Non-cash special charges........................................................      7.6         -        -
      Gains on sales of timberlands...................................................    (16.7)    (60.0)  (239.8)
      Extraordinary gains on repurchases of debt......................................     (3.6)     (4.2)       -
      Equity in undistributed loss (earnings) of Kaiser...............................     27.6      (5.9)    19.2
      Amortization of deferred financing costs........................................      2.4       2.3      2.4
      Net gains on marketable securities..............................................     (2.1)    (15.1)   (11.5)
      Deferral of interest payment on note receivable from MAXXAM.....................    (18.6)    (16.7)   (15.0)
      other...........................................................................      7.0         -        -
   Increase (decrease) in cash resulting from changes in:
      Receivables.....................................................................     (1.5)     (1.5)    (2.8)
      Inventories, net of depletion...................................................      3.1     (12.2)    (2.1)
      Prepaid expenses and other assets...............................................     (2.3)     (3.3)    (2.8)
      Accounts payable................................................................     (0.7)      0.1      2.7
      Accrued interest................................................................     (1.9)     (2.1)    (0.3)
      Accrued and deferred income taxes...............................................     (5.7)     13.9     76.3
      Other liabilities...............................................................      1.3       0.1     (0.7)
      Long-term assets and long-term liabilities......................................      1.2       2.1     (2.1)
                                                                                       --------- --------- --------
        Net cash used for operating activities........................................    (53.8)    (52.7)   (59.5)
                                                                                       --------- --------- --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from dispositions of property and investments.............................     19.8      67.3    298.3
   Net sales (purchases) of marketable securities.....................................    (21.8)     30.5     (4.7)
   Capital expenditures...............................................................   (144.7)    (14.0)   (23.1)
   Restricted cash withdrawals used to acquire timberlands............................        -       0.8     12.9
                                                                                       --------- --------- --------
        Net cash provided by (used for) investing activities..........................   (146.7)     84.6    283.4
                                                                                       --------- --------- --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuances of long-term debt..........................................    122.5          -       -
   Borrowings (repayments) under revolving credit agreements..........................    (18.7)     37.0        -
   Redemptions, repurchases of and principal payments on long-term debt...............    (40.2)    (21.8)   (13.1)
   Incurrence of deferred financing costs.............................................     (5.3)        -     (0.7)
   Restricted cash withdrawals (deposits), net........................................      6.5       9.8   (171.1)
   Dividends paid to stockholder......................................................        -     (45.0)       -
                                                                                       --------- --------- --------
        Net cash provided by (used for) financing activities..........................     64.8     (20.0)  (184.9)
                                                                                       --------- --------- --------

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH.................   (135.7)     11.9     39.0
CASH, CASH EQUIVALENTS AND RESTRICTED CASH  AT BEGINNING OF YEAR......................    201.7     189.8    150.8
                                                                                       --------- --------- --------
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR............................. $   66.0  $  201.7  $ 189.8
                                                                                       ========= ========= ========

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
Pacific Lumber's principal wholly owned subsidiaries are Scotia Pacific Company
LLC ("SCOTIA LLC") and Salmon Creek LLC ("SALMON CREEK"). Salmon Creek's wholly owned subsidiary is Lakepointe Assets Holdings LLC ("LAKEPOINTE ASSETS"). MGI's
core business is in several principal aspects of the lumber industry - the growing and harvesting of redwood and Douglas-fir timber, the milling of logs into lumber and the manufacture of lumber into a variety of finished products.
Housing, construction and remodeling are the principal markets for the Company's lumber products. In addition, MGI is engaged in commercial real estate ownership and leasing through Lakepointe Assets.

      In addition, the Company has 27,938,250 shares of the common stock of
Kaiser Aluminum Corporation ("KAISER") which represented a 34.6% equity interest in Kaiser at December 31, 2001.

      Liquidity and Cash Resources
      Pacific Lumber's 2001 cash flows from operations were adversely affected by operating inefficiencies, lower lumber prices, an inadequate supply of logs and a related slowdown in lumber production. During 2001, comprehensive external and internal reviews were conducted of Pacific Lumber's business operations.
These reviews were an effort to identify ways in which Pacific Lumber could operate on a more efficient and cost effective basis. Based upon the results of these reviews, Pacific Lumber, among other things, indefinitely idled two of its four sawmills, eliminated certain of its operations, including its soil amendment and concrete block activities, has began utilizing more efficient harvesting methods and adopted certain other cost saving measures. Most of these changes were implemented by Pacific Lumber in the last quarter of 2001, or the first quarter of 2002. Pacific Lumber also ended its internal logging operations as of April 1, 2002, and intends to rely exclusively on third party contract loggers to conduct these activities in the future. The adverse impact on liquidity of its poor operating results was offset by $79.9 million in distributions made by Scotia LLC to Pacific Lumber (principally from the sale of the Owl Creek grove), $9.3 million in repayments on an intercompany loan by MGI, and $18.5 million of proceeds received from the sale of a portion of the Grizzly
Creek grove. The $29.4 million release from the SAR Account discussed in Note 4 will also improve Pacific Lumber's liquidity. However, Pacific Lumber may require funds available under the Pacific Lumber Credit Agreement, additional repayments by MGI of an intercompany loan and/or capital contributions from MGI to enable it to meet its working capital and capital expenditure requirements for the next year.

      With respect to long-term liquidity, although the Company and its subsidiaries expect that their existing cash and cash equivalents, lines of credit and ability to generate cash flows from operations should provide sufficient funds to meet their debt service and working capital requirements, until such time as Pacific Lumber has adequate cash flows from operations and/or dividends from Scotia LLC, there can be no assurance that this will be the case.

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
accordingly, actual results could differ from estimates, and it is possible that the subsequent resolution of any one of the contingent matters described in Note
12 could differ materially from current estimates. The results of an adverse resolution of such uncertainties could have a material effect on the Company's consolidated financial position, results of operations or liquidity.

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
Depletion is computed utilizing the unit-of-production method based upon estimates of timber quantities. Periodically, the Company will reassess its depletion rates considering currently estimated merchantable timber and will adjust depletion rates prospectively.

      Concentrations of Credit Risk
      Cash equivalents and restricted marketable securities are invested primarily in investment grade debt instruments as well as other types of corporate and government debt obligations. The Company mitigates its concentration of credit risk with respect to these investments by generally purchasing high grade investments (ratings of A1/P1 short-term or at least AA/aa long-term debt). No more than 10% is invested in the same issue. Unrestricted marketable securities are invested in debt securities, corporate common stocks and option contracts. These investments are held in a limited partnership interest managed by a financial institution.

      The Company had three customers which accounted for 15%, 3% and 3%, respectively, of total net lumber sales for the year ended December 31, 2001.
Trade receivables from these customers totaled $1.3 million as of December 31,
2001.

      Revenue Recognition
      Revenues from the sale of logs, lumber products and by-products are recorded when the legal ownership and the risk of loss passes to the buyer, which is generally at the time of shipment. Rental revenue on operating leases is recognized on a straight-line basis over the term of the lease.

      Deferred Financing Costs
      Costs incurred to obtain debt financing are deferred and amortized over the estimated term of the related borrowing. The amortization of deferred financing costs expense is included in interest expense on the income statement.

      Accounting Pronouncements for Derivative Financial Instruments - Kaiser
      Effective January 1, 2001, Kaiser began reporting derivative activities pursuant to Statement of Financial Accounting Standards No. 133, "Accounting for
Derivative Financial Instruments and Hedging Activities" ("SFAS NO. 133"), which requires companies to recognize all derivative instruments as assets or liabilities in the balance sheet and to measure those instruments at fair value.
Kaiser, the Company's equity investee, utilizes derivative financial instruments primarily to mitigate its exposure to changes in prices for certain of the products which Kaiser sells and consumes and, to a lesser extent, to mitigate its exposure to changes in foreign currency exchange rates. Changes in the market value of Kaiser's derivative instruments represent unrealized gains or losses. Such unrealized gains or losses will fluctuate, based on prevailing market prices at each subsequent balance sheet date, until the transaction occurs. Under SFAS No. 133, these changes are recorded as an increase or reduction in stockholders' equity through either other comprehensive income or net income, depending on the facts and circumstances with respect to the hedge and its documentation. To the extent that changes in the market values of
Kaiser's hedging positions are initially recorded in other comprehensive income, such changes are reversed from other comprehensive income (offset by any fluctuations in other "open" positions) and are recorded in net income upon the occurrence of the transactions to which the hedges relate. Under the equity method of accounting which the Company follows in accounting for its investment in Kaiser, the Company will reflect its equity share of Kaiser's adjustments through either other comprehensive income or net income, as appropriate.

      SFAS No. 133 requires that, as of the date of initial adoption, the difference between the market value of derivative instruments and the previous carrying amount of those derivatives recorded on Kaiser's consolidated balance sheet be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. As previously discussed, this impact was reflected in Kaiser's first quarter 2001 financial statements, and in turn the Company's equity share of the impact was recorded in its first quarter 2001 financial statements. Because the losses in 2001 attributable to Kaiser reduced the Company's investment to zero, no additional amounts relating to Kaiser's derivative activities were recorded by the Company in 2001.

      Investment in Kaiser
      The Company's investment in Kaiser consists of a 34.6% equity interest at
December 31, 2001. As of December 31, 2001, the Company's investment in Kaiser was accounted for under the equity method. On February 12, 2002, Kaiser filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. As a result of such filing, the Company will account for its investment in Kaiser under the cost method beginning in the first quarter of 2002. See Notes 2 and 7 for further discussion of the Company's investment in Kaiser.

      NEW ACCOUNTING STANDARDS
      In June 2001, the Financial Accounting Standards Board issued SFAS No.
143, "Accounting for Asset Retirement Obligations" ("SFAS NO. 143") which addresses accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs.
The Company is required to adopt SFAS No. 143 beginning on January 1, 2003. In general, SFAS No. 143 requires the recognition of a liability resulting from anticipated asset retirement obligations, offset by an increase in the value of the associated productive asset for such anticipated costs. Over the life of the asset, depreciation expense is to include the ratable expensing of the retirement cost included with the asset value. The statement applies to all legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, or development and (or) the normal operation of a long-lived asset, except for certain lease obligations.
Excluded from this statement are obligations arising solely from a plan to dispose of a long-lived asset and obligations that result from the improper operation of an asset (e.g. environmental obligations). The Company is continuing its evaluation of SFAS No. 143. However, the Company does not currently expect the adoption of SFAS No. 143 to have a material impact on its future financial statements.

      In August 2001, the Financial Accounting Standards Board issued SFAS No.
144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS NO.
144"), which sets forth new guidance for accounting and reporting for impairment or disposal of long-lived assets. The provisions of SFAS 144 are effective for the Company beginning on January 1, 2002. Based on presently available estimates, the new impairment and disposal rules are not expected to result in the recognition of material impairment losses in 2002 beyond those reported as of December 31, 2001 (see Note 2). In addition to the new guidance on impairments, SFAS No. 144 broadens the applicability of the provisions of
Accounting Principles Board Opinion 30 for the presentation of discontinued
operations in the income statement to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. A component of an entity that is classified as held for sale or that has been disposed of is presented as a discontinued operation if the operations and cash flows of the component will be
(or have been) eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. Although this provision will not affect the total amount reported for net income, it is expected to result in certain operations which were disposed of in prior years being reported separately from results from continuing operations.

2.    SEGMENT INFORMATION AND SPECIAL CHARGES

      As a result of the acquisition of certain real estate in June 2001 which is described in Note 3 below, and beginning with the second quarter 2001 financial statements, the Company's financial results are reported in two business segments: forest products and real estate. The column corporate and other includes the results of the parent company and the investment in Kaiser, and also serves to reconcile the total of the reportable segments' amounts to the total in the Company's consolidated financial statements. The following table presents such financial information, consistent with the manner in which management reviews and evaluates the Company's business activities (in millions).

                                                            FOREST       REAL     Corporate    CONSOLIDATED
                                             DECEMBER 31,  PRODUCTS     ESTATE    AND OTHER        TOTAL
                                             ------------ -----------  --------- ------------ --------------
Net sales                                        2001     $    185.3   $    4.4  $         -         $189.7
                                                 2000          200.1          -            -          200.1
                                                 1999          187.8          -            -          187.8

Operating income (loss)                          2001          (27.5)       1.6         (0.6)         (26.5)
                                                 2000            7.6          -         (0.3)           7.3
                                                 1999           (4.1)         -         (0.3)          (4.4)

Investment, interest and
   other income (expense), net                   2001           11.3          -         22.2           33.5
                                                 2000           20.5          -         25.1           45.6
                                                 1999           26.9          -         17.6           44.5

Interest expense                                 2001           60.1        4.9         12.0           77.0
                                                 2000           64.2          -         15.3           79.5
                                                 1999           66.5          -         16.3           82.8

Depletion and depreciation                       2001           19.4        2.6            -           22.0
                                                 2000           19.7          -            -           19.7
                                                 1999           17.0          -            -           17.0

Income (loss) before income taxes                2001          (59.6)      (3.3)       (18.0)         (80.9)
                                                 2000           23.9          -         15.4           39.3
                                                 1999          196.1          -        (18.2)         177.9

Capital expenditures                             2001           13.4      131.3            -          144.7
                                                 2000           14.0          -            -           14.0
                                                 1999           23.1          -            -           23.1

Investment in Kaiser                             2001              -          -            -              -
                                                 2000              -          -         27.6           27.6

Total assets                                     2001          610.8      133.7        242.9          987.4
                                                 2000          726.2          -        282.7        1,008.9

   SPECIAL CHARGES

      The strategic reviews of the Company's operations discussed in Note 1 resulted in impairment charges, restructuring charges and accruals for environmental remediation costs.

      In connection with the idling of two of the Company's sawmills, the
Company recorded a charge to operating costs of $0.8 million to write-down the carrying amount of the mills to estimated fair value. As of December 31, 2001, the Company has not committed to a plan to dispose of the buildings. In addition, the Company identified machinery and equipment with a carrying amount of $2.0 million that it no longer needed for its current or future operations and committed to a plan in 2001 to dispose of it during 2002. The appraised fair value of the machinery and equipment, net of related costs to sell, is $0.6 million. Accordingly, the Company recorded an impairment charge to operating costs of $1.4 million in 2001 for assets to be disposed of.

      A $2.6 million restructuring charge was recorded in 2001 reflecting cash termination benefits associated with the separation of approximately 305 employees as part of an involuntary termination plan. As of December 31, 2001,
168 of the affected employees had left the Company. The remainder are expected to leave by the second quarter of 2002. Cash termination benefits of $0.6 million were paid in the fourth quarter of 2001, and are included in operating costs. The remaining balance of $2.0 million is expected to be paid by the second quarter of 2002.

      In addition, the Company recorded an environmental remediation charge of $3.4 million in 2001. The environmental accrual represents the Company's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and the Company's assessment of the likely remediation actions to be taken. The Company expects that $0.7 million of this remediation liability will be incurred during 2002.
Based on management's best estimates given the current facts and circumstances, the remaining $2.7 million is expected to be incurred from 2003 through 2005.

      Other unusual items include pre-tax gains on the sale of a portion of the
Grizzly Creek grove of $16.7 million in November 2001, $60.0 million on the sale of the Owl Creek grove in December 2000, and $239.8 million on the sale of the
Headwaters Timberlands in March 1999. See Note 3.

      On February 12, 2002, Kaiser filed a voluntary petition for reorganization under Chapter 11 of the United States Federal Bankruptcy Code in the United
States Bankruptcy Court for the District of Delaware. As a result of such filing, the Company will account for its investment in Kaiser under the cost method beginning in the first quarter of 2002 with no further recognition of equity in earnings or losses until such time as the shares are disposed of or a plan of reorganization is implemented. See Note 7 for further information, including summarized financial information of Kaiser.

3.    SIGNIFICANT ACQUISITIONS AND DISPOSITIONS

      LakePointe Plaza
      In June 2001, Lakepointe Assets purchased Lake Pointe Plaza, an office complex located in Sugar Land, Texas, for a purchase price of $131.3 million.
The transaction was financed with proceeds of $117.3 million, net of $5.2 million in deferred financing costs, from the "LAKEPOINTE NOTES" ($122.5 million principal amount with a final maturity date of June 8, 2021, and an interest rate of 7.56%), and with a cash payment of $14.0 million. Lakepointe Assets acquired the property subject to two leases to existing tenants while simultaneously leasing a majority of the premises, representing all of the remaining space, to an affiliate of the seller. The office complex is fully leased for a period of 20 years under these three leases. Lakepointe Assets is accounting for these leases as operating leases. The Lakepointe Notes are secured by the leases, Lake Pointe Plaza and a $60.0 million residual value insurance contract.

      Headwaters Transactions
      In March 1999, the United States and California acquired approximately
5,600 acres of timberlands containing a significant amount of virgin old growth timber, from Salmon Creek and Pacific Lumber (the "HEADWATERS TIMBERLANDS").
Salmon Creek received $299.9 million for its 4,900 acres, and for its 700 acres
Pacific Lumber received the 7,700 acre Elk River Timberlands, which Pacific
Lumber contributed to Scotia LLC in June 1999. See Note 12 below for a discussion of additional arrangements entered into at that time.

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
On November 15, 2001, Pacific Lumber sold a portion of the Grizzly Creek grove to California for $19.8 million, resulting in a pre-tax gain of $16.7 million.

4.    CASH, MARKETABLE SECURITIES AND OTHER INVESTMENTS

      Cash equivalents consist of highly liquid money market instruments with original maturities of three months or less. As of December 31, 2001 and 2000, the carrying amounts approximated fair value.

      Marketable securities consist primarily of investments in debt securities.
The Company determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determinations at each balance sheet date. Debt securities are classified as "held-to-maturity" when the Company has the positive intent and ability to hold the securities to maturity. Debt securities which the Company does not have the intent or ability to hold to maturity are classified as "available-for- sale." "Held-to-maturity"
securities are stated at amortized cost. Debt securities classified as
"held-to-maturity" as of December 31, 2001 and 2000, totaled $11.9 million and
$18.9 million, respectively, and had a fair market value of $11.9 million and
$18.9 million, respectively. "Available-for-sale" securities are carried at fair market value, with the unrealized gains and losses included in other comprehensive income and reported in stockholder's deficit. The fair value of substantially all securities is determined by quoted market prices. Marketable securities which are considered "trading" securities consist of long and short positions in corporate common stocks and option contracts and are carried at fair value. The cost of the securities sold is determined using the first-in, first-out method. Included in investment, interest and other income (expense), net for each of the three years in the period ended December 31, 2001 were: 2001
- net realized losses of $0.5 million and net unrealized gains of $3.3 million;
2000 - net realized gains of $13.7 million and net unrealized gains of $0.4 million; 1999 - net realized gains of $12.5 million and net unrealized losses of
$0.9 million.

      Cash, marketable securities and other investments include the following amounts which are restricted (in millions):

                                                                                               December 31,
                                                                                       ----------------------------
                                                                                           2001           2000
                                                                                       ------------- --------------
Current assets:
   Cash and cash equivalents:
      Amounts held as security for short positions in marketable securities..........  $          -  $         9.2
      Other restricted cash and cash equivalents.....................................          35.4           29.2
                                                                                       ------------- --------------
                                                                                               35.4           38.4
                                                                                       ------------- --------------
   Marketable securities, restricted:
      Amounts held in SAR Account....................................................          17.1           16.3
                                                                                       ------------- --------------

Long-term restricted cash, marketable securities and other investments:
   Amounts held in SAR Account.......................................................         137.8          144.4
   Other amounts restricted under the Timber Notes Indenture.........................           2.8            2.9
   Other long-term restricted cash...................................................           2.2            2.0
   Less:  Amounts attributable to Timber Notes held in SAR Account...................         (53.0)         (52.7)
                                                                                       ------------- --------------
                                                                                               89.8           96.6
                                                                                       ------------- --------------

Total restricted cash, marketable securities and other investments...................  $      142.3  $       151.3
                                                                                       ============= ==============

       Amounts in the Scheduled Amortization Reserve Account (the "SAR ACCOUNT")
are being held by the trustee under the indenture (the "TIMBER NOTES INDENTURE")
to support principal payments on Scotia LLC's Class A-1, Class A-2 and Class A-3
Timber Collateralized Notes due 2028 (the "TIMBER NOTES"). See Note 8 for
further discussion on the SAR Account. The current portion of the SAR Account is determined based on the liquidity needs of Scotia LLC which corresponds directly with the current portion of Scheduled Amortization.

      On March 5, 2002, Scotia LLC notified the trustee for the Timber Notes that it had met all of the requirements of the SAR Reduction Date, as defined in the Indenture. Accordingly, on March 20, 2002, Scotia LLC released
$29.4 million from the SAR Account and distributed this amount to Pacific
Lumber.

      Cash, marketable securities and other investments include a limited partnership interest in a partnership investing in equity securities (the
"EQUITY FUND PARTNERSHIP"), which invests in a diversified portfolio of common stocks and other equity securities whose issuers are involved in merger, tender offer, spin-off or recapitalization transactions. This investment is not consolidated, but is accounted for under the equity method. The following table shows the Company's investment in the Equity Fund Partnership, including restricted amounts held in the SAR Account, and the ownership interest (dollars
in millions).

                                                             DECEMBER 31,     DECEMBER 31,
                                                                 2001             2000
                                                             -------------   --------------

Investment in Equity Fund Partnership:
   Restricted.............................................   $       10.6    $        10.1
   Unrestricted...........................................           36.5               -
                                                             -------------   --------------
                                                             $       47.1    $        10.1
                                                             =============   ==============

Percentage of ownership held..............................           13.7%            10.8%
                                                             =============   ==============

       As of December 31, 2001, long-term restricted cash, marketable securities, and other investments also included $5.1 million related to an investment in a limited partnership which invests in debt and equity securities associated with developed and emerging markets.

5.    Inventories

      Inventories are stated at the lower of cost or market. Cost is primarily determined using the last-in, first-out ("LIFO") method not in excess of market value. Replacement cost is not in excess of LIFO cost. Inventory costs consist of material, labor and manufacturing overhead, including depreciation and depletion. Inventories consist of the following (in millions):

                                                     DECEMBER 31,
                                                 --------------------
                                                   2001       2000
                                                 ---------  ---------
Lumber.......................................... $   29.3   $   34.0
Logs............................................     22.1       21.1
                                                 ---------  ---------
                                                 $   51.4   $   55.1
                                                 =========  =========

      Inventories at December 31, 2001 have been reduced by a $1.6 charge (in cost of goods sold) due to a decline in current market prices below the cost of such inventory.

6.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment, including capitalized interest, is stated
at cost, net of accumulated depreciation. Depreciation is computed principally utilizing the straight-line method at rates based upon the estimated useful lives of the various classes of assets. The carrying value of property, plant and equipment is assessed when events and circumstances indicate that an impairment might exist. The existence of an impairment is determined by comparing the net carrying value of the asset to its estimated undiscounted future cash flows. If an impairment is present, the asset is reported at the lower of carrying value or fair value. As discussed in Note 2, the Company recorded $2.2 million for asset impairments in 2001. The major classes of property, plant and equipment are as follows (dollar amounts in millions):

                                                            ESTIMATED         DECEMBER 31,
                                                                         -----------------------
                                                          USEFUL LIVES      2001        2000
                                                          -------------  ----------  -----------
Logging roads, land and improvements....................       15 years  $    61.2   $     41.6
Buildings...............................................       33 years      157.4         50.2
Machinery and equipment.................................   3 - 15 years      102.9        108.3
Construction in progress................................                       3.5          2.8
                                                                         ----------  -----------
                                                                             325.0        202.9
Less:  accumulated depreciation.........................                    (100.1)      (102.9)
                                                                         ----------  -----------
                                                                         $   224.9   $    100.0
                                                                         ==========  ===========

      Depreciation expense for the years ended December 31, 2001, 2000 and 1999 was $12.8 million, $10.4 million and $10.1 million, respectively.

7.    INVESTMENT IN KAISER

      As of April 10, 2002, the Company has 27,938,250 shares of the common stock of Kaiser, of which 23,443,953 shares are pledged as collateral for the
12% MGHI Senior Secured Notes due 2003 (the "MGHI NOTES"). Kaiser operates in several principal aspects of the aluminum industry--the mining of bauxite into alumina, (the major aluminum- bearing ore), the refining of bauxite into alumina
(the intermediate material), the production of primary aluminum and the manufacture of fabricated and semi-fabricated aluminum products. For 2001 and prior years, the Company accounted for its investment in Kaiser using the equity method. Kaiser's common stock is publicly traded on the OTC Bulletin Board under the trading symbol "KLUCQ."

      On February 12, 2002, Kaiser filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The necessity for filing the Cases was attributable to the liquidity and cash flow problems of
Kaiser arising in late 2001 and early 2002. Kaiser was facing significant near-term debt maturities at a time of unusually weak aluminum industry business conditions, depressed aluminum prices and a broad economic slowdown that was further exacerbated by the events of September 11, 2001. In addition, Kaiser had become increasingly burdened by the asbestos litigation and growing legacy obligations for retiree medical and pension costs. The confluence of these factors created the prospect of continuing operating losses and negative cash flow, resulting in lower credit ratings and an inability to access the capital markets. As a result of Kaiser's Chapter 11 filing, the Company will account for its investment in Kaiser under the cost method beginning in the first quarter of
2002 with no further recognition of equity in earnings or losses until such time as the shares are disposed of or a plan of reorganization is implemented.

      On April 12, 2002, Kaiser filed with the Court a motion seeking an order of the Court prohibiting the Company (or MAXXAM), without first seeking Court relief, from making any disposition of its stock of Kaiser, including any sale, transfer, or exchange of such stock or treating any of its Kaiser stock as worthless for federal income tax purposes. Kaiser indicated in its Court filing that it was concerned that such a transaction could have the effect of depriving
Kaiser of the ability to utilize the full value of its net operating losses, foreign tax credits and minimum tax credits. The Company is in the process of analyzing the motion and other materials which were filed with the Court.

      The market value for the Kaiser Shares based on the price per share quoted at the close of business on April 10, 2002 was $3.9 million. There can be no assurance that such value would be realized should the Company dispose of its investment in the Kaiser shares. The following tables contain summarized financial information of Kaiser (in millions).

                                                                                       DECEMBER 31,
                                                                                  -----------------------
                                                                                     2001        2000
                                                                                  ----------  -----------
Current assets..................................................................  $   759.2   $  1,012.1
Property, plant and equipment, net..............................................    1,215.4      1,176.1
Other assets....................................................................      769.1      1,154.9
                                                                                  ----------  -----------
           Total assets.........................................................  $ 2,743.7   $  3,343.1
                                                                                  ==========  ===========

Current liabilities.............................................................  $   803.4   $    841.4
Long-term debt, less current maturities.........................................      700.8        957.8
Other liabilities...............................................................    1,562.1      1,360.6
Minority interests..............................................................      118.5        101.1
Stockholders' equity (deficit)..................................................     (441.1)        82.2
                                                                                  ----------  -----------
            Total liabilities and stockholders' equity (deficit)................  $ 2,743.7   $  3,343.1
                                                                                  ==========  ===========

                                                                           YEARS ENDED DECEMBER 31,
                                                                      -----------------------------------
                                                                         2001        2000        1999
                                                                      ----------  ----------  -----------
Net sales...........................................................  $ 1,732.7   $ 2,169.8   $  2,083.6
Costs and expenses..................................................   (1,667.8)   (2,030.5)    (2,112.5)
Other income (expenses)-net.........................................       21.8      (113.9)       (61.0)
                                                                      ----------  ----------  -----------
Income (loss) before income taxes and minority interests............       86.7        25.4        (89.9)
Credit (provision) for income taxes.................................     (550.2)      (11.6)        32.7
Minority interests..................................................        4.1         3.0          3.1
                                                                      ----------  ----------  -----------
Net income (loss)...................................................  $  (459.4)  $    16.8   $    (54.1)
                                                                      ==========  ==========  ===========
Equity in earnings (loss) of Kaiser.................................  $   (27.6)  $     5.9   $    (19.2)
                                                                      ==========  ==========  ===========

8.    DEBT

      Long-term and short-term debt consists of the following (in millions):

                                                                                        DECEMBER 31,
                                                                                   -----------------------
                                                                                      2001        2000
                                                                                   ----------  -----------
Pacific Lumber Credit Agreement..................................................  $    17.7   $     37.0
6.55% Scotia LLC Class A-1 Timber Collateralized Notes due July 20, 2028.........      120.3        136.7
7.11% Scotia LLC Class A-2 Timber Collateralized Notes due July 20, 2028.........      243.2        243.2
7.71% Scotia LLC Class A-3 Timber Collateralized Notes due July 20, 2028.........      463.3        463.3
12% MGHI Senior Secured Notes due August 1, 2003.................................       88.2        118.8
7.56% Lakepointe Notes (see Note 3)..............................................      121.7            -
Other............................................................................        1.5          1.0
                                                                                   ----------  -----------
                                                                                     1,055.9      1,000.0
Less: current maturities.........................................................      (35.5)       (51.3)
   Timber Notes held in SAR Account..............................................      (57.7)       (59.9)
                                                                                   ----------  -----------
                                                                                   $   962.7   $    888.8
                                                                                   ==========  ===========

      Pacific Lumber Credit Agreement
      On August 14, 2001, the "Pacific Lumber Credit Agreement" was renewed. The new facility provides for up to a $50.0 million two-year revolving line of credit as compared to a $60.0 million line of credit under the expired facility.
On each anniversary date (subject to the consent of the lender), the Pacific
Lumber Credit Agreement may be extended by one year. Borrowings are secured by all of Pacific Lumber's domestic accounts receivable and inventory.  As of
December 31, 2001, borrowings of $17.7 million and letters of credit of $11.5 million were outstanding. Unused availability was limited to $12.2 million at
December 31, 2001.

      Scotia LLC Timber Notes
      Scotia LLC issued $867.2 million aggregate principal amount of Timber
Notes on July 20, 1998. The Timber Notes and the Scotia LLC Line of Credit
(defined below) are secured by a lien on (i) Scotia LLC's timber, timberlands and timber rights and (ii) substantially all of Scotia LLC's other property. The
Timber Notes Indenture permits Scotia LLC to have outstanding up to $75.0 million of non-recourse indebtedness to acquire additional timberlands and to issue additional timber notes provided certain conditions are met (including repayment or redemption of the remaining $120.3 million of Class A-1 Timber
Notes).

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

      Pursuant to certain liquidity requirements under the Timber Notes
Indenture, Scotia LLC has entered into an agreement (the "SCOTIA LLC LINE OF
CREDIT") with a group of banks pursuant to which Scotia LLC may borrow to pay interest on the Timber Notes. The maximum amount Scotia LLC may borrow is equal to one year's interest on the aggregate outstanding principal balance of the
Timber Notes (the "REQUIRED LIQUIDITY AMOUNT"). At December 31, 2001, the
Required Liquidity Amount was $60.9 million. On June 1, 2001, the Scotia LLC
Line of Credit was extended for an additional year to July 12, 2002. Annually,
Scotia LLC will request that the banks extend the Scotia LLC Line of Credit for a period of not less than 364 days. If not extended, Scotia LLC may draw upon the full amount available. The amount drawn would be repayable in 12 semiannual installments on each note payment date (after the payment of certain other items, including the Aggregate Minimum Principal Amortization Amount, as
defined, then due), commencing approximately two and one-half years following the date of the draw. Borrowings under the Scotia LLC Line of Credit generally bear interest at the Base Rate (as defined in the agreement) plus 0.25% or at a one month or six month LIBOR rate plus 1.0% at any time the borrowings have not been continually outstanding for more than six months. As of December 31, 2001,
Scotia LLC had no borrowings outstanding under the Scotia LLC Line of Credit.

      In connection with the sale of the Headwaters Timberlands, Salmon Creek received proceeds of $299.9 million in cash. See Note 3. In November 1999,
$169.0 million of funds from the sale of the Headwaters Timberlands were contributed to Scotia LLC and set aside in the SAR Account. Amounts in the SAR
Account are part of the collateral securing the Timber Notes and will be used to make principal payments to the extent that other available amounts are insufficient to pay Scheduled Amortization on the Class A-1 and Class A-2 Timber
Notes. In addition, during the six years beginning January 20, 2014, amounts in the SAR Account will be used to amortize the Class A-3 Timber Notes as set forth in the Timber Notes Indenture, as amended. Funds may from time to time be released to Scotia LLC from the SAR Account if the amount in the account exceeds the then Required Scheduled Amortization Reserve Balance (as defined in the
Timber Notes Indenture). If the balance in the SAR Account falls below the
Required Scheduled Amortization Reserve Balance, up to 50% of any Remaining
Funds (funds that could otherwise be released to Scotia LLC free of the lien securing the Timber Notes) is required to be used on each monthly deposit date to replenish the SAR Account. The amount attributable to Timber Notes held in the SAR Account of $53.0 million reflected in Note 4 represents $57.7 million principal amount of reacquired Timber Notes.

      Principal and interest on the Timber Notes are payable semi-annually on
January 20 and July 20. During the year ended December 31, 2001, Scotia LLC used
$67.3 million set aside in the note payment account to pay the $57.4 million of interest due as well as $9.9 million of principal. Scotia LLC repaid an additional $4.3 million of principal on the Timber Notes using funds held in the
SAR Account, resulting in total principal payments of $14.2 million, an amount equal to Scheduled Amortization. In addition, Scotia LLC made distributions in the amount of $79.9 million to its parent, Pacific Lumber, $63.9 million of which was made using funds from the December 2000 sale of the Owl Creek grove and $14.5 million of which was made using excess funds released from the SAR
Account.

      On the note payment date for the Timber Notes in January 2002, Scotia LLC had $33.9 million set aside in the note payment account to pay the $28.4 million of interest due as well as $5.5 million of principal. Scotia LLC repaid an additional $6.1 million of principal using funds held in the SAR Account resulting in a total principal payment of $11.6 million, an amount equal to
Scheduled Amortization.

      With respect to the note payment due in July 2002, Scotia LLC expects that it will require funds from the Scotia LLC Line of Credit to pay a portion of the interest due, and that all of the funds used to pay the Scheduled Amortization amount will be provided from the SAR Account.

      12% MGHI Senior Secured Notes due 2003 (the "MGHI NOTES")
      The MGHI Notes due August 1, 2003 are guaranteed on a senior, unsecured basis by MAXXAM. As of December 31, 2001, the MGHI Notes are also secured by a pledge of 23,443,953 shares of the Kaiser common stock owned by MGHI, the common stock of MGI and the MAXXAM Note (defined below). Interest on the MGHI Notes is payable semi-annually. During 2001, the Company purchased $30.6 million of the
MGHI Notes at a net gain of $3.6 million. During January and February 2002, the
Company purchased $16.9 million of the MGHI Notes resulting in an extraordinary gain of $1.9 million.

      The net proceeds from the offering of the MGHI Notes after expenses were approximately $125.0 million, all of which was loaned to MAXXAM pursuant to an intercompany note (the "MAXXAM NOTE"). The MAXXAM Note bears interest at the rate of 11% per annum (payable semi-annually on the interest payment dates applicable to the MGHI Notes) and matures on August 1, 2003. MAXXAM is entitled to defer the payment of interest on the MAXXAM Note on any interest payment date to the extent that the Company has sufficient available funds to satisfy its obligations on the MGHI Notes on such date. Any such deferred interest will be added to the principal amount of the MAXXAM Note and will be payable at maturity. As of December 31, 2001, $58.1 million of interest had been deferred and added to principal. An additional $10.1 million of interest was deferred and added to principal on February 1, 2002. The Company expects MAXXAM to pay the amount of the MAXXAM Note necessary to retire the MGHI Notes.

      Lakepointe Notes
      In June 2001, Lakepointe Assets financed the purchase of Lake Pointe Plaza with proceeds from the Lakepointe Notes (see Note 3). The Lakepointe Notes consist of $122.5 principal amount of 7.56% notes due June 8, 2021. The
Lakepointe Notes are secured by the Lake Pointe Plaza operating leases, Lake
Pointe Plaza and a $60.0 million residual value insurance contract.

      Maturities
      Scheduled maturities of long-term and short-term debt outstanding at
December 31, 2001 are as follows: $37.8 million in 2002, $107.4 million in 2003,
$20.8 million in 2004, $22.8 million in 2005, $30.8 million in 2006 and $769.6 million thereafter.

      At December 31, 2001, the estimated fair value of the Company's current and long-term debt was $957.4 million. At December 31, 2000, the estimated fair value of debt, including current maturities, was $816.4 million. The estimated fair value of debt is determined based on the quoted market prices for the publicly traded issues and on the current rates offered for borrowings similar to the other debt. Some of the Company's publicly traded debt issues are thinly traded financial instruments; accordingly, their market prices at any balance sheet date may not be representative of the prices which would be derived from a more active market.

      Restricted Net Assets of Subsidiaries
      As of December 31, 2001, all of the assets of MGI and its subsidiaries are subject to certain debt instruments which restrict the ability to transfer assets, make loans and advances and pay dividends to the Company. As of April
10, 2002, the Company had pledged a total of 23,443,953 shares of Kaiser common stock (representing a 29.1% interest in Kaiser) to secure the MGHI Notes.

9.    BENEFIT (PROVISION) IN LIEU OF INCOME TAXES

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

      Pursuant to a tax allocation agreement between MAXXAM, Pacific Lumber, and
Salmon Creek (the "PL TAX ALLOCATION AGREEMENT") as amended effective March 1,
1999, Pacific Lumber is liable to MAXXAM for the federal consolidated income tax liability of Pacific Lumber, Scotia LLC and other subsidiaries of Pacific Lumber
(collectively, the "PL SUBGROUP") computed as if the PL Subgroup was a separate affiliated group of corporations which was never connected with MAXXAM. The remaining subsidiaries of MGI are each liable to MAXXAM for their respective income tax liabilities computed on a separate company basis as if they were never connected with MAXXAM, pursuant to their respective tax allocation agreements.

      MGI's tax allocation agreement with MAXXAM (the "MGI TAX ALLOCATION
AGREEMENT") as amended effective March 1, 1999, provides that MGI's federal income tax liability is computed as if MGI files a consolidated tax return with all of its subsidiaries, and that such corporations were never connected with
MAXXAM (the "MGI CONSOLIDATED TAX LIABILITY"). The federal income tax liability of MGI is the difference between (i) the MGI Consolidated Tax Liability and (ii)
the sum of the separate tax liabilities for MGI's subsidiaries (computed as discussed above). To the extent that the MGI Consolidated Tax Liability is less than the aggregate amounts in (ii), MAXXAM is obligated to pay the amount of such difference to MGI.

      MGHI's tax allocation agreement with MAXXAM (the "MGHI TAX ALLOCATION
AGREEMENT") as amended March 1, 1999, provides that the Company's federal consolidated income tax liability is computed as if MGHI and its subsidiaries file a consolidated tax return and that such corporations were never connected with MAXXAM (the "MGHI CONSOLIDATED TAX LIABILITY"). The federal income tax liability of MGHI is the difference between the MGHI Consolidated Tax Liability and the MGI Consolidated Tax Liability. To the extent that the MGHI Consolidated
Tax Liability is less than the MGI Consolidated Tax Liability, MAXXAM is obligated to pay the amount of such difference to MGHI.

      The benefit (provision) in lieu of income taxes on income (loss) before income taxes consists of the following (in millions):

                                                                   YEARS ENDED DECEMBER 31,
                                                                ------------------------------
                                                                  2001      2000       1999
                                                                --------- ---------  ---------
Current:
   Federal in lieu of income taxes............................  $      -  $    0.1   $   (3.0)
   State and local............................................         -         -        0.1
                                                                --------- ---------  ---------
                                                                       -       0.1       (2.9)
                                                                --------- ---------  ---------
Deferred:
   Federal in lieu of income taxes............................       3.9      (9.3)     (53.4)
   State and local............................................       0.5      (4.2)     (21.6)
                                                                --------- ---------  ---------
                                                                     4.4     (13.5)     (75.0)
                                                                --------- ---------  ---------
                                                                $    4.4  $  (13.4)  $  (77.9)
                                                                ========= =========  =========

      A reconciliation between the benefit (provision) in lieu of income taxes and the amount computed by applying the federal statutory income tax rate to income (loss) before income taxes is as follows (in millions):

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                     ------------------------------
                                                                                       2001      2000       1999
                                                                                     --------- ---------  ---------
Income (loss) before income taxes..................................................  $  (80.9) $   39.3   $  177.9
                                                                                     ========= =========  =========

Amount of federal income tax benefit (provision) based upon the statutory rate.....  $   28.3  $  (13.8)  $  (62.3)
Changes in valuation allowances and revision of prior years' tax estimates.........     (14.6)      1.2        4.5
Equity in earnings (loss) of Kaiser not tax effected...............................      (9.6)      2.1       (6.6)
State and local taxes, net of federal tax effect...................................       0.6      (2.9)     (13.2)
Expenses for which no federal tax benefit is available.............................      (0.3)        -       (0.3)
                                                                                     --------- ---------  ---------
                                                                                     $    4.4  $  (13.4)  $  (77.9)
                                                                                     ========= =========  =========

      Changes in valuation allowances and revision of prior years' tax estimates, as shown in the table above, includes changes in valuation allowances with respect to deferred income tax assets, amounts for the reversal of reserves which the Company no longer believes are necessary, and other changes in prior years' tax estimates. Generally, the reversal of reserves relates to the expiration of the relevant statute of limitations with respect to certain income tax returns or the resolution of specific income tax matters with the relevant tax authorities.

      The components of the Company's net deferred income tax assets
(liabilities) are as follows (in millions):

                                                                         DECEMBER 31,
                                                                    -----------------------
                                                                       2001        2000
                                                                    ----------  -----------
Deferred income tax assets:
   Loss and credit carryforwards..................................  $   167.7   $    144.1
   Timber and timberlands.........................................       23.8         28.1
   Other..........................................................       23.2         20.2
   Valuation allowances...........................................      (62.8)       (47.6)
                                                                    ----------  -----------
      Total deferred income tax assets, net.......................      151.9        144.8
                                                                    ----------  -----------
Deferred income tax liabilities:
   Deferred gains on sales of timber and timberlands..............     (111.0)      (130.4)
   Property, plant and equipment..................................      (39.0)       (14.9)
   Inventories....................................................       (8.4)        (8.9)
   Other..........................................................       (7.4)        (6.2)
                                                                    ----------  -----------
      Total deferred income tax liabilities.......................     (165.8)      (160.4)
                                                                    ----------  -----------
Net deferred income tax assets (liabilities)......................  $   (13.9)  $    (15.6)
                                                                    ==========  ===========

      Included in net deferred income tax assets as of December 31, 2001 is
$104.9 million attributable to the tax benefit of loss and credit carryforwards, net of valuation allowances. The Company evaluated all appropriate factors in determining the realizability of the deferred tax assets attributable to loss and credit carryforwards, including any limitations on their use, the reversal of deferred gains, other temporary differences, the year the carryforwards expire and the levels of taxable income necessary for utilization. The Company also considered the potential recognition for tax purposes of the deferred gains on sales of timber and timberlands. Based on this evaluation of the appropriate factors to determine the proper valuation allowances for these carryforwards, the
Company believes that it is more likely than not that it will realize the benefit for the carryforwards for which valuation allowances were not provided.
The deferred income tax liabilities related to deferred gains on the sales of timber and timberlands are a result of the sales of the Headwaters Timberlands
(1999), the Owl Creek grove (2000), and the Grizzly Creek grove (2001). The
Company has reinvested a portion of these proceeds, and expects to make further reinvestments. Reinvestments beyond the levels currently planned could impact the Company's evaluation of deferred gains available for offset against net operating losses and in turn the Company's evaluation of the realizability of its net operating losses.

      Included in the net deferred income tax assets (liabilities) listed above are
$4.1 million and $2.8 million at December 31, 2001 and 2000, respectively, which are recorded pursuant to the tax allocation agreements with MAXXAM in respect of federal taxes. The remaining portion of the net deferred assets (liabilities) is attributable to state tax jurisdictions.

      The following table presents the estimated tax attributes for federal income tax purposes for the Company and its subsidiaries as of December 31,
2001, under the terms of the respective tax allocation agreements (in millions).
The utilization of certain of these tax attributes is subject to limitations.

                                                                                                         EXPIRING
                                                                                                          THROUGH
                                                                                                        -----------
Regular Tax Attribute Carryforwards:
   Net operating losses...................................................................  $   454.4         2021
Alternative Minimum Tax Attribute Carryforwards:
   Net operating losses...................................................................  $   404.0         2021

      The income tax benefit (provision) related to other comprehensive income for the years ended December 31, 2001, 2000 and 1999 was $(0.2) million, ($0.3)
million, and $0.2 million, respectively.

10.   EMPLOYEE BENEFIT PLANS

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

      The following tables present the changes, status and assumptions of
Pacific Lumber's pension and other postretirement benefit plans as of December
31, 2001 and 2000, respectively (in millions):

                                                                            PENSION BENEFITS   MEDICAL/LIFE BENEFITS
                                                                          -------------------- --------------------
                                                                                  YEARS ENDED DECEMBER 31,
                                                                          -----------------------------------------
                                                                            2001       2000      2001       2000
                                                                          ---------  --------- ---------  ---------
Change in benefit obligation:
   Benefit obligation at beginning of year..............................  $   38.2   $   33.7  $    6.0   $    4.9
   Service cost.........................................................       2.2        1.9       0.3        0.2
   Interest cost........................................................       2.9        2.7       0.4        0.3
   Plan participants' contributions.....................................         -          -       1.2        1.1
   Actuarial loss.......................................................       1.3        0.8       0.4        1.2
   Benefits paid........................................................      (0.9)      (0.9)     (1.7)      (1.7)
   Plan amendments and termination benefits.............................      (0.4)         -      (0.4)         -
                                                                          ---------  --------- ---------  ---------
      Benefit obligation at end of year.................................      43.3       38.2       6.2        6.0
                                                                          ---------  --------- ---------  ---------

Change in plan assets:
   Fair value of plan assets at beginning of year.......................      34.7       37.1         -          -
   Actual return on assets..............................................      (2.4)      (1.5)        -          -
   Employer contributions...............................................       1.3          -       0.5        0.6
   Plan participants' contributions.....................................         -          -       1.2        1.1
   Benefits paid........................................................      (0.9)      (0.9)     (1.7)      (1.7)
                                                                          ---------  --------- ---------  ---------
   Fair value of plan assets at end of year.............................      32.7       34.7         -          -
                                                                          ---------  --------- ---------  ---------

   Benefit obligation in excess of (less than) plan assets..............      10.6        3.5       6.2        6.0
   Unrecognized actuarial gain..........................................       0.7        7.5       0.4        0.8
   Unrecognized prior service costs.....................................      (0.6)      (0.7)      0.3          -
                                                                          ---------  --------- ---------  ---------
      Accrued benefit liability.........................................  $   10.7   $   10.3  $    6.9   $    6.8
                                                                          =========  ========= =========  =========

                                                            PENSION BENEFITS             MEDICAL/LIFE BENEFITS
                                                     ------------------------------  ------------------------------
                                                                        YEARS ENDED DECEMBER 31,
                                                     --------------------------------------------------------------
                                                       2001       2000      1999       2001      2000       1999
                                                     ---------  --------  ---------  --------- ---------  ---------
Components of net periodic benefit costs:
   Service cost....................................  $    2.2   $   1.9   $    2.4   $    0.3  $    0.2   $    0.3
   Interest cost...................................       2.9       2.7        2.5        0.4       0.3        0.4
   Expected return on assets.......................      (2.8)     (2.6)      (2.1)         -         -          -
   Prior service costs amortization................       0.1       0.1        0.1          -         -          -
   Recognized net actuarial gain...................      (0.4)     (0.4)         -          -      (0.1)      (0.1)
                                                     ---------  --------  ---------  --------- ---------  ---------
      Net periodic benefit cost....................       2.0       1.7        2.9        0.7       0.4        0.6
   Effects of curtailments, settlements and special
      termination benefits.........................      (0.4)        -          -       (0.1)        -          -
                                                     ---------  --------  ---------  --------- ---------  ---------
      Total benefit costs..........................  $    1.6   $   1.7   $    2.9   $    0.6  $    0.4   $    0.6
                                                     =========  ========  =========  ========= =========  =========

                                                            PENSION BENEFITS             MEDICAL/LIFE BENEFITS
                                                     ------------------------------  ------------------------------
                                                                        YEARS ENDED DECEMBER 31,
                                                     --------------------------------------------------------------
                                                       2001       2000      1999       2001      2000       1999
                                                     ---------  --------  ---------  --------- ---------  ---------
Weighted-average assumptions:
   Discount rate...................................    7.3%       7.5%      7.8%       7.3%      7.5%       7.8%
   Expected return on plan assets..................    8.0%       8.0%      8.0%         -         -          -
   Rate of compensation increase...................    5.0%       5.0%      5.0%       5.0%      5.0%       5.0%

      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates as of December 31, 2001 would have the
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

      Employee Savings Plan
      Pacific Lumber's employees are eligible to participate in a defined contribution savings plan sponsored by MAXXAM. This plan is designed to enhance the existing retirement programs of participating employees. The cost to the
Company of this plan was $1.4 million, $1.5 million and $1.4 million for the years ended December 31, 2001, 2000 and 1999, respectively.

      Workers' Compensation Benefits
      Pacific Lumber is self-insured for workers' compensation benefits, whereas
Britt is insured for workers' compensation benefits by an outside party.
Included in accrued compensation and related benefits and other noncurrent liabilities are accruals for workers' compensation claims amounting to $12.9 million and $9.2 million at December 31, 2001 and 2000, respectively. Workers'
compensation expenses amounted to $7.3 million, $3.4 million and $3.9 million for the years ended December 31, 2001, 2000 and 1999, respectively.

11.     RELATED PARTY TRANSACTIONS

      MAXXAM provides the Company and certain of the Company's subsidiaries with accounting, data processing services, office space and various office personnel, insurance, legal, operating, financial and certain other services. MAXXAM's expenses incurred on behalf of the Company are reimbursed by the Company through payments consisting of (i) an allocation of the lease expense for the office space utilized by or on behalf of the Company and (ii) a reimbursement of actual out-of-pocket expenses incurred by MAXXAM, including, but not limited to, labor costs of MAXXAM personnel rendering services to the Company. Charges by MAXXAM for such services were $2.4 million, $2.2 million and $3.1 million for the years ended December 31, 2001, 2000 and 1999, respectively. The Company believes that the services being rendered are on terms not less favorable to the Company than those which would be obtainable from unaffiliated third parties.

12.     COMMITMENTS AND CONTINGENCIES

      Commitments
      Minimum rental commitments under operating leases at December 31, 2001 are as follows: years ending December 31, 2002--$3.4 million; 2003--$3.2 million;
2004--$2.1 million; 2005--$1.6 million; 2006--$1.2 million thereafter--$1.8 million. Rental expense for operating leases was $4.0 million, $4.7 million and
$4.2 million for the years ended December 31, 2001, 2000 and 1999, respectively.

      The Lake Pointe Plaza building is leased to tenants under operating leases. Building lease terms are for 20 years. Minimum rentals on operating leases are contractually due as follows: 2002 - $11.3 million; 2003 - $11.3 million; 2004 - $10.2 million; 2005 - $9.7 million; 2006 - $10.0 million;
thereafter - $155.8 million.

      Contingencies
      Regulatory and environmental matters play a significant role in the
Company's forest products business, which is subject to a variety of California and federal laws and regulations, as well as the HCP and SYP, dealing with timber harvesting practices, threatened and endangered species and habitat for such species, and air and water quality.

       The SYP complies with regulations of the California Board of Forestry and
Fire Protection requiring timber companies to project timber growth and harvest on their timberlands over a 100-year planning period and to demonstrate that their projected average annual harvest for any decade within a 100-year planning period will not exceed the average annual harvest level during the last decade of the 100-year planning period. The SYP is effective for 10 years (subject to review after five years) and may be amended by Pacific Lumber, subject to approval by the California Department of Forestry and Fire Protection (the
"CDF"). Revised SYPs will be prepared every decade that address the harvest level based upon reassessment of changes in the resource base and other factors.
The HCP and incidental take permits related to the HCP (the "PERMITS") allow incidental "take" of certain species located on the Company's timberlands which species have been listed as endangered or threatened under the federal
Endangered Species Act (the "ESA") and/or the California Endangered Species Act
(the "CESA") so long as there is no "jeopardy" to the continued existence of such species. The HCP identifies the measures to be instituted in order to minimize and mitigate the anticipated level of take to the greatest extent practicable. The SYP is also subject to certain of these provisions. The HCP and related Permits have a term of 50 years.

      Under the federal Clean Water Act (the "CWA"), the Environmental Protection
Agency (the "EPA") is required to establish total maximum daily load limits
(the "TMDLS") in water courses that have been declared to be "water quality impaired." The EPA and the North Coast Regional Water Quality Control Board (the
"NORTH COAST WATER BOARD") are in the process of establishing TMDLs for 17 northern California rivers and certain of their tributaries, including nine water courses that flow within the Company's timberlands. The Company expects this process to continue into 2010. In December 1999, the EPA issued a report dealing with TMDLs on two of the nine water courses. The agency indicated that the requirements under the HCP would significantly address the sediment issues that resulted in TMDL requirements for these water courses. However, the
September 2000 report by the staff of the North Coast Water Board proposed various actions, including restrictions on harvesting beyond those required under the HCP. Establishment of the final TMDL requirements applicable to the
Company's timberlands will be a lengthy process, and the final TMDL requirements applicable to the Company's timberlands may require aquatic protection measures that are different from or in addition to the prescriptions to be developed pursuant to the watershed analysis process provided for in the HCP.

      Since the consummation of the Headwaters Agreement in March 1999, there has been a significant amount of work required in connection with the implementation of the Environmental Plans, and this work is expected to continue for several more years. During the implementation period, government agencies had until recently failed to approve THPs in a timely manner. The rate of approvals of THPs during 2001 improved over that for the prior year, and further improvements have been experienced thus far in 2002. However, it continues to be below levels which meet the Company's expectations. Nevertheless, the Company anticipates that once the Environmental Plans are fully implemented, the process of preparing THPs will become more streamlined, and the time to obtain approval of THPs will potentially be shortened.

      Lawsuits are pending and threatened which seek to prevent the Company from implementing the HCP and/or the SYP, implementing certain of the Company's approved THPs, or carrying out certain other operations. On January 28, 1997, an action was filed against Pacific Lumber entitled Ecological Rights Foundation,
Mateel Environmental v. Pacific Lumber (the "ERF LAWSUIT"). This action alleges that Pacific Lumber has discharged pollutants into federal waterways, and seeks to enjoin these activities, remediation, civil penalties of up to $25,000 per day for each violation, and other damages. This case was dismissed by the
District Court on August 19, 1999, but the dismissal was reversed by the U.S.
Ninth Circuit Court of Appeals on October 30, 2000, and the case was remanded to the District Court. On September 26, 2001, the plaintiffs sent Pacific Lumber a
60 day notice alleging that Pacific Lumber continues to violate the CWA by discharging pollutants into certain waterways.  Pacific Lumber has taken certain remedial actions since its receipt of the notice.

      On December 2, 1997, an action entitled Kristi Wrigley, et al. v. Charles
Hurwitz, John Campbell, Pacific Lumber, MAXXAM Group Holdings Inc., Scotia
Pacific Holding Company, MAXXAM Group Inc., MAXXAM Inc., Scotia Pacific Company
LLC, et al. (the "WRIGLEY LAWSUIT") was filed. This action alleges, among other things, that the defendants' logging practices have contributed to an increase in flooding and damage to domestic water systems in a portion of the Elk River watershed. The Company believes that it has strong factual and legal defenses with respect to the Wrigley lawsuit and ERF lawsuit; however, there can be no assurance that they will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

      On March 31, 1999, an action entitled Environmental Protection Information
Association, Sierra Club v. California Department of Forestry and Fire
Protection, California Department of Fish and Game, The Pacific Lumber Company,
Scotia Pacific Company LLC, Salmon Creek Corporation, et al. ("EPIC-SYP/PERMITS
LAWSUIT") was filed alleging, among other things, various violations of the CESA and the California Environmental Quality Act, and challenging, among other things, the validity and legality of the SYP and the Permits issued by
California. August 5, 2002, has been set as the trial date. On March 31, 1999, an action entitled United Steelworkers of America, AFL-CIO, CLC, and Donald
Kegley v. California Department of Forestry and Fire Protection, The Pacific
Lumber Company, Scotia Pacific Company LLC and Salmon Creek Corporation ("THE
USWA LAWSUIT") was filed also challenging the validity and legality of the SYP.
June 10, 2002, has been set as the trial date. The Company believes that appropriate procedures were followed throughout the public review and approval process concerning the HCP and the SYP, and the Company is working with the relevant government agencies to defend these challenges. Although uncertainties are inherent in the final outcome of the EPIC-SYP/Permits lawsuit and the USWA lawsuit, the Company believes that the resolution of these matters should not result in a material adverse effect on its financial condition, results of operations or the ability to harvest timber.

      On July 24, 2001, an action entitled Environmental Protection Information
Center v. Pacific Lumber, Scotia Pacific Company LLC (the "BEAR CREEK
LAWSUIT") was filed. The lawsuit alleges that Pacific Lumber's harvesting and other activities under certain of its approved and proposed THPs will result in discharges of pollutants in violation of the CWA. The plaintiff asserts that the
CWA requires the defendants to obtain a permit from the North Coast Water Board before beginning timber harvesting and road construction activities in the Bear
Creek watershed, and is seeking to enjoin these activities until such permit has been obtained. The plaintiff also seeks civil penalties of up to $27,000 per day for the defendant's alleged continued violation of the CWA. The Company believes that the requirements under the HCP are adequate to ensure that sediment and pollutants from its harvesting activities will not reach levels harmful to the environment. Furthermore, EPA regulations specifically provide that such activities are not subject to CWA permitting requirements. The Company believes that it has strong legal defenses in this matter; however, there can be no assurance that this lawsuit will not have a material adverse effect on its consolidated financial condition or results of operations.

      While the Company expects environmentally focused objections and lawsuits to continue, it believes that the HCP, the SYP and the Permits should enhance its position in connection with these continuing challenges and, over time, reduce or minimize such challenges.

13.   SUPPLEMENTAL CASH FLOW AND OTHER INFORMATION

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                     ------------------------------
                                                                                       2001      2000       1999
                                                                                     --------- ---------  ---------
                                                                                              (IN MILLIONS)
                                                                                               ---------  ---------
Supplemental information on non-cash investing and financing activities:
   Deferral of interest on MAXXAM note receivable..................................  $   18.6  $   16.7   $   15.0
   Repurchases of debt using restricted cash.......................................         -      52.5          -
   Purchases of marketable securities and other investments using restricted cash..         -       0.4       15.9

Supplemental disclosure of cash flow information:
   Interest paid, net of capitalized interest......................................  $   76.5  $   79.3   $   80.8
   Tax allocation payments to (from) MAXXAM........................................       1.3      (0.5)       1.8

14.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

      Summary quarterly financial information for the years ended December 31,
2001 and 2000 is as follows (in millions):

                                                                            THREE MONTHS ENDED
                                                        -----------------------------------------------------------
                                                          MARCH 31        JUNE 30     SEPTEMBER 30     DECEMBER 31
                                                        -------------  -------------  -------------- --------------
2001:
   Net sales..........................................  $       44.8   $       53.3   $        47.0  $        44.6
   Operating income (loss)............................          (4.5)           0.9            (1.2)         (21.7)
   Income (loss) before extraordinary items...........          33.7          (26.8)           12.6          (96.0)
   Extraordinary items, net...........................           1.9            1.7               -              -
   Net income (loss)..................................          35.6          (25.1)           12.6          (96.0)

2000:
   Net sales..........................................  $       47.4   $       55.9   $        49.4  $        47.4
   Operating income (loss)............................           5.7            8.5             0.1           (7.0)
   Income (loss) before extraordinary items...........           2.0            4.9           (12.8)          31.8
   Extraordinary items, net...........................           1.4              -             0.6            2.2
   Net income (loss)..................................           3.4            4.9           (12.2)          34.0

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

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)   INDEX TO FINANCIAL STATEMENTS

      1.   FINANCIAL STATEMENTS (INCLUDED UNDER ITEM 8):

           Report of Independent Public Accountants
           Consolidated Balance Sheet at December 31, 2001 and 2000
           Consolidated Statement of Operations for the Years Ended December 31, 2001,
               2000 and 1999
           Consolidated Statement of Stockholder's Deficit for the Years Ended
               December 31, 2001, 2000 and 1999
           Consolidated Statement of Cash Flows for the Years Ended December 31, 2001,
               2000 and 1999
           Notes to Consolidated Financial Statements

      2.   FINANCIAL STATEMENT SCHEDULES:

           Schedule I  -  Condensed Financial Information of Registrant at December 31, 2001
               and 2000 and for the Years Ended December 31, 2001, 2000 and 1999

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

(B)   REPORTS ON FORM 8-K

      On November 19, 2001, the Company filed a current report on Form 8-K
(under Item 5) dated November 15, 2001, related to the sale of a portion of
Pacific Lumber's Grizzly Creek grove.

      On January 15, 2002, the Company filed a current report on Form 8-K (under
Item 5) dated January 15, 2002, related to Kaiser's discussions with its noteholders on its near-term debt maturities.

      On January 31, 2002, the Company filed a current report on Form 8-K (under
Item 5) dated January 29, 2002, related to the deferral by MAXXAM and Kaiser of their release of the 2001 fourth quarter earnings, and Kaiser's decision to not make an interest payment on a series of notes.

      On February 12, 2002, the Company filed a current report on Form 8-K
(under Item 5) concerning the voluntary petition filed by Kaiser on February 12,
2002 under Chapter 11 of the Federal Bankruptcy Code.

(C)   EXHIBITS

      Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 52), which index is incorporated herein by reference.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                           MAXXAM GROUP HOLDINGS INC.

                         BALANCE SHEET (UNCONSOLIDATED)
               (IN MILLIONS OF DOLLARS, EXCEPT SHARE INFORMATION)

                                                                                                   DECEMBER 31,
                                                                                               --------------------
                                                                                                 2001       2000
                                                                                               ---------  ---------
                                            ASSETS

Current assets:
   Cash and cash equivalents.................................................................. $    9.3   $   46.9
   Marketable securities......................................................................     26.4        7.4
   Receivable from MAXXAM Inc.................................................................      8.3        7.6
                                                                                               ---------  ---------
      Total current assets....................................................................     44.0       61.9
Note receivable from MAXXAM Inc...............................................................    183.1      164.5
Deferred income taxes.........................................................................      0.5        6.4
Investment in Kaiser..........................................................................        -       27.6
Deferred financing costs......................................................................      1.2        2.0
                                                                                               ---------  ---------
                                                                                               $  228.8   $  262.4
                                                                                               =========  =========

                             LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
   Accounts payable and other accrued liabilities............................................. $    0.8   $    1.3
   Accrued interest...........................................................................      4.4        5.9
                                                                                               ---------  ---------
      Total current liabilities...............................................................      5.2        7.2
Losses recognized in excess of investments in subsidiaries....................................    256.3      185.8
Long-term debt................................................................................     88.2      118.8
Other long-term liabilities...................................................................      1.1          -
                                                                                               ---------  ---------
      Total liabilities.......................................................................    350.8      311.8
                                                                                               ---------  ---------

Stockholder's deficit:
   Common stock, $1.00 par value, 3,000 shares authorized, 1,000 shares issued................        -          -
   Additional capital.........................................................................    123.2      123.2
   Accumulated deficit........................................................................   (245.5)    (172.6)
   Accumulated other comprehensive loss.......................................................      0.3          -
                                                                                               ---------  ---------
      Total stockholder's deficit.............................................................   (122.0)     (49.4)
                                                                                               ---------  ---------
                                                                                               $  228.8   $  262.4
                                                                                               =========  =========

     See notes to consolidated financial statements and accompanying notes.

     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                           MAXXAM GROUP HOLDINGS INC.

               CONDENSED STATEMENT OF OPERATIONS (UNCONSOLIDATED)
                            (IN MILLIONS OF DOLLARS)

                                                                                     YEARS ENDED DECEMBER 31,
                                                                               ------------------------------------
                                                                                  2001        2000         1999
                                                                               ----------  -----------  -----------
Investment, interest and other income (expense), net.......................... $    22.1   $     24.9   $     17.7
Interest expense..............................................................     (12.0)       (15.2)       (16.4)
General and administrative expenses...........................................      (0.6)        (0.3)        (0.3)
Equity in earnings (loss) of subsidiaries.....................................     (81.6)        23.6         99.3
                                                                               ----------  -----------  -----------
Income (loss) before income taxes.............................................     (72.1)        33.0        100.3
Provision in lieu of income taxes.............................................      (4.4)        (3.3)        (0.3)
                                                                               ----------  -----------  -----------
Income (loss) before extraordinary items......................................     (76.5)        29.7        100.0
Extraordinary items:
   Gain on repurchases of debt, net of provision in lieu of income taxes......       3.6          0.4            -
                                                                               ----------  -----------  -----------
Net income (loss)............................................................. $   (72.9)  $     30.1   $    100.0
                                                                               ==========  ===========  ===========

     See notes to consolidated financial statements and accompanying notes.

     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                           MAXXAM GROUP HOLDINGS INC.

               CONDENSED STATEMENT OF CASH FLOWS (UNCONSOLIDATED)
                            (IN MILLIONS OF DOLLARS)

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                    -------------------------------
                                                                                       2001      2000       1999
                                                                                    ---------- ---------  ---------
Cash flows from operating activities:
   Net income (loss)..............................................................  $   (72.9) $   30.1   $  100.0
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
      Extraordinary loss (gain) on early extinguishment of debt, net..............       (3.6)     (0.4)         -
      Net gains on marketable securities..........................................       (2.1)     (6.9)         -
      Amortization of deferred financing costs and
        discounts on long-term debt...............................................        0.8       0.8        0.8
      Equity in loss (earnings) of subsidiaries...................................       81.6     (23.6)     (99.3)
      Dividends from subsidiaries.................................................       17.1     108.4       18.7
      Increase (decrease) in cash resulting from changes in:
        Receivable from MAXXAM Inc................................................      (19.4)    (22.1)     (11.0)
        Accrued and deferred income taxes.........................................        4.7       2.8        0.3
        Accrued interest, other liabilities and other.............................       (1.7)      0.1       (6.1)
                                                                                    ---------- ---------  ---------
        Net cash provided by operating activities.................................        4.5      89.2        3.4
                                                                                    ---------- ---------  ---------

Cash flows from investing activities:
   Net purchases of marketable securities.........................................      (17.0)     (0.5)         -
                                                                                    ---------- ---------  ---------
      Net cash used for investing activities......................................      (17.0)     (0.5)         -
                                                                                    ---------- ---------  ---------

Cash flows from financing activities:
   Repurchases of long-term debt..................................................      (25.1)     (5.8)         -
   Dividends paid.................................................................          -     (45.0)         -
                                                                                    ---------- ---------  ---------
   Net cash used for financing activities.........................................      (25.1)    (50.8)         -
                                                                                    ---------- ---------  ---------

Net increase in cash and cash equivalents.........................................      (37.6)     37.9        3.4
Cash and cash equivalents at beginning of year....................................       46.9       9.0        5.6
                                                                                    ---------- ---------  ---------
Cash and cash equivalents at end of year..........................................  $     9.3  $   46.9   $    9.0
                                                                                    ========== =========  =========

     See notes to consolidated financial statements and accompanying notes.

     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                          NOTES TO FINANCIAL STATEMENTS

1. DEFERRED INCOME TAXES

      The deferred income tax assets and liabilities reported in the accompanying unconsolidated balance sheet are determined by computing such amounts on a consolidated basis, as if MGHI files a consolidated tax return with all of its subsidiaries, and as if such corporations were never connected with MAXXAM, and then reducing such consolidated amounts by the amounts recorded by MGHI's subsidiaries, pursuant to their respective tax allocation agreements with
MAXXAM. A significant portion of MGHI's net deferred income tax assets relates to loss and credit carryforwards, net of valuation allowances. MGHI evaluated all appropriate factors to determine the proper valuation allowances for these carryforwards, including any limitations concerning their use, the reversal of deferred gains, other temporary differences, the year the carryforwards expire and the levels of taxable income necessary for utilization. The Company also considered the potential recognition for tax purposes of the deferred gains on sales of timber and timberlands. Based on this evaluation, MGHI has concluded that it is more likely than not that it will realize the benefit of these carryforwards for which valuation allowances were not provided.

2.    SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                YEARS ENDED DECEMBER 31,
                                                                       -----------------------------------------
                                                                            2001          2000         1999
                                                                       --------------  ---------- --------------
                                                                                      (IN MILLIONS)
                                                                       --------------  ---------- --------------

Supplemental information on non-cash investing and financing activities:
   Deferral of interest on MAXXAM note receivable .....................     $     18.6       $     16.7      $        15.0

Supplemental disclosure of cash flow information:
   Interest paid.......................................................     $     12.8       $     14.9      $        15.6

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                             MAXXAM GROUP HOLDINGS INC.

Date:   April 12, 2002                           By:              CHARLES E. HURWITZ
                                                     -------------------------------------------
                                                                  Charles E. Hurwitz
                                                                Chairman of the Board

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the dates indicated.

Date:   April 12, 2002                           By:              CHARLES E. HURWITZ
                                                     -------------------------------------------
                                                                  Charles E. Hurwitz
                                                          Chairman of the Board, President,
                                                             and Chief Executive Officer

Date:   April 12, 2002                           By:               J. KENT FRIEDMAN
                                                     -------------------------------------------
                                                                   J. Kent Friedman
                                                                       Director

Date:   April 12, 2002                           By:               PAUL N. SCHWARTZ
                                                     -------------------------------------------                                                                   Paul N. Schwartz
                                                       Vice President, Chief Financial Officer
                                                                     and Director
                                                            (Principal Financial Officer)

Date:   April 12, 2002                           By:             ELIZABETH D. BRUMLEY
                                                     -------------------------------------------
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

4.4       Indenture, dated as of July 20, 1998, between Scotia Pacific Company
          LLC ("Scotia LLC") and State Street Bank and Trust Company ("State
          Street") regarding Scotia LLC's Class A-1, Class A- 2 and Class A-3
          Timber Collateralized Notes (the "Timber Note Indenture")
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

4.10      Second Amendment, dated June 15, 2001, to the Line of Credit Agreement among Scotia LLC, the financial institutions party thereto and Bank of
          America National Trust and Savings Association, as agent (incorporated herein by reference to Exhibit 4.1 to Scotia LLC's Quarterly Report on
          Form 10-Q for the quarter ended June 30, 2001; File No. 333-63825)

4.11      Amended and Restated Credit Agreement dated as of August 14, 2001 between The Pacific Lumber Company ("Pacific Lumber") and Bank of
          America, N.A. (incorporated herein by reference to Exhibit 4.1 to the
          Company's Quarterly Report on Form 10-Q for the quarter ended
          September 30, 2001)

4.12      Loan Agreement, dated as of June 28, 2001, between Lakepointe Assets
          LLC and Legg Mason Real Estate Services, Inc. (incorporated herein by reference to Exhibit 4.2 to the Company's Quarterly Report on Form
          10-Q for the quarter ended June 30, 2001; the "Company June 2001 Form
          10-Q")

4.13      Promissory Note, dated as of June 28, 2001, between Lakepointe Assets
          LLC and Legg Mason Real Estate Services, Inc. (incorporated herein by reference to Exhibit 4.3 to the Company June 2001 Form 10-Q)

10.1      Tax Allocation Agreement dated as of December 23, 1996 between MGHI and MAXXAM (incorporated herein by reference to Exhibit 10.1 to the
          Company's Form S-4)

*10.2     Amendment of Tax Allocation Agreement, dated as of December 31, 2001, between MGHI and MAXXAM

10.3      Tax Allocation Agreement between MAXXAM Group Inc. ("MGI") and MAXXAM dated as of August 4, 1993 (incorporated herein by reference to
          Exhibit 10.6 to Amendment No. 3 to the Registration Statement on Form
          S-2 of MGI; Registration No. 33-64042; the "MGI Registration
          Statement")

*10.4     Amendment of Tax Allocation Agreement, dated as of December 31, 2001, between MGI and MAXXAM

10.5      Tax Allocation Agreement dated as of May 21, 1988 among MAXXAM, MGI,
          Pacific Lumber and the corporations signatory thereto (incorporated herein by reference to Exhibit 10.8 to Pacific Lumber's Annual Report on Form 10-K for the fiscal year ended December 31, 1988; File No.
          1-9204)

10.6      Tax Allocation Agreement among Pacific Lumber, Scotia LLC, Salmon
          Creek Corporation ("Salmon Creek") and MAXXAM dated as of March 23,
          1993 ("Pacific Lumber Tax Allocation Agreement") (incorporated herein by reference to Exhibit 10.1 to Amendment No. 3 to the Form S-1
          Registration Statement of Scotia Pacific Holding Company, Registration
          No. 33-55538)

*10.7     Amendment of Pacific Lumber Tax Allocation Agreement, dated as of
          December 31, 2001

10.8      Tax Allocation Agreement between MAXXAM and Britt Lumber Co., Inc.
          ("Britt"), dated as of July 3, 1990 (incorporated herein by reference to Exhibit 10.4 to Pacific Lumber's Annual Report on Form 10-K for the
          fiscal year ended December 31, 1993)

10.9      Non-Negotiable Intercompany Note dated as of December 23, 1996 executed by MAXXAM in favor of the Company (incorporated herein by reference to Exhibit 10.8 to the Company's Form S-4)

10.10     Power Purchase Agreement dated as of January 17, 1986 between Pacific
          Lumber and Pacific Gas and Electric Company (incorporated herein by reference to Exhibit 10(n) to Pacific Lumber's Registration Statement
          on Form S-1, Registration No. 33-5549)

10.11     New Master Purchase Agreement, dated as of July 20, 1998, between
          Scotia LLC and Pacific Lumber (incorporated herein by reference to
          Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for
          the quarter ended June 30, 1998; the "Company June 1998 Form 10-Q")

10.12     New Services Agreement, dated as of July 20, 1998, between Pacific
          Lumber and Scotia LLC (incorporated herein by reference to Exhibit
          10.2 to the Company June 1998 Form 10-Q)

10.13     New Additional Services Agreement, dated as of July 20, 1998, between
          Scotia LLC and Pacific Lumber (incorporated herein by reference to
          Exhibit 10.3 to the Company June 1998 Form 10-Q)

10.14     New Reciprocal Rights Agreement, dated as of July 20, 1998, among
          Pacific Lumber, Scotia LLC and Salmon Creek Corporation (incorporated herein by reference to Exhibit 10.4 to the Company June 1998 Form
          10-Q)

10.15     New Environmental Indemnification Agreement, dated as of July 20,
          1998, between Pacific Lumber and Scotia LLC (incorporated herein by reference to Exhibit 10.5 to the Company June 1998 Form 10-Q)

10.16     Purchase and Services Agreement between Pacific Lumber and Britt dated as of March 23, 1993 (incorporated herein by reference to Exhibit
          10.17 to Amendment No. 2 to the Form S-2 Registration Statement of
          Pacific Lumber; Registration Statement No. 33-56332)

10.17     Implementation Agreement with Regard to Habitat Conservation Plan for the Properties of Pacific Lumber, Scotia LLC and Salmon Creek dated as of February 1999 by and among The United States Fish and Wildlife
          Service, the National Marine Fisheries Service, the California
          Department of Fish and Game ("CDF&G"), the California Department of
          Forestry and Fire Protection (the "CDF") and Pacific Lumber, Salmon
          Creek and Scotia LLC (incorporated herein by reference to Exhibit 99.3 to Scotia LLC's Form 8-K dated March 19, 1999; File No. 333-63825; the
          "Scotia LLC March 19, 1999 Form 8-K")

10.18     Agreement Relating to Enforcement of AB 1986 dated as of February 25,
          1999 by and among The California Resources Agency, CDF&G, CDF, The
          California Wildlife Conservation Board, Pacific Lumber, Salmon Creek
          and Scotia LLC (incorporated herein by reference to Exhibit 99.4 to the Scotia LLC March 19, 1999 Form 8-K)

10.19     Habitat Conservation Plan dated as of February 1999 for the Properties of Pacific Lumber, Scotia Pacific Holding Company and Salmon Creek
          (incorporated herein by reference to Exhibit 99.5 to the Scotia LLC
          March 19, 1999 Form 8-K)

10.20     Agreement for Transfer of Grizzly Creek and Escrow Instructions and
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

10.24     Lease Agreement, dated as of June 28, 2001, between Lakepointe Assets
          LLC and Fluor Enterprises Inc. (incorporated herein by reference to
          Exhibit 10.1 to the Company June 2001 Form 10-Q)

10.25     Guarantee of Lease dated as of June 28, 2001, between Fluor
          Corporation and Lakepointe Assets LLC (incorporated herein by reference to Exhibit 10.2 to the Company June 2001 Form 10-Q)

*99.1     The consolidated financial statements and notes thereto of MAXXAM Inc.
          for the fiscal year ended December 31, 2001

*99.2     The financial statements and notes thereto of MAXXAM Group Inc. for the fiscal year ended December 31, 2001

*99.3     The consolidated financial statements and notes thereto of Kaiser
          Aluminum Corporation for the fiscal year ended December 31, 2001

*99.4     Item 7A. of Kaiser Aluminum Corporation's Annual Report on Form 10-K
          for the fiscal year ended December 31, 2001

*99.5     Letter dated April 12, 2002, to the Securities and Exchange Commission
          from the Company related to assurances the Company has received from
          Arthur Andersen LLP with respect to the audit of its financial statements for the fiscal year ended December 31, 2001.

---------------------------

* Included with this filing.