Form 10-Q
period 2002-03-31
MAXXAM GROUP HOLDINGS INC
filed 2002-05-20
CIK 1029500

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
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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
Yes |X|   No |_|

       Number of shares of common stock outstanding at May 17, 2002: 1,000

      REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A)
AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED
DISCLOSURE FORMAT.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I.  -  FINANCIAL INFORMATION

   Item 1.   Financial Statements:
             Consolidated Balance Sheet at March 31, 2002 and December 31, 2001
             Consolidated Statement of Operations for the three months ended
                  March 31, 2002 and 2001
             Consolidated Statement of Cash Flows for the three months ended
                  March 31, 2002 and 2001
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
   Item 6.   Exhibits and Reports on Form 8-K
   Signatures

APPENDIX A - GLOSSARY OF DEFINED TERMS

                   MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
               (IN MILLIONS OF DOLLARS, EXCEPT SHARE INFORMATION)

                                                                                          MARCH 31,   DECEMBER 31,
                                                                                            2002          2001
                                                                                        ------------- -------------
                                                                                                (UNAUDITED)

                                        ASSETS

Current assets:
   Cash, cash equivalents and restricted cash.......................................... $       28.9  $       66.0
   Marketable securities...............................................................         53.0          53.6
   Receivables:
      Trade............................................................................         16.3          12.5
      Receivables from MAXXAM..........................................................          3.4           8.5
      Other............................................................................          1.6           2.1
   Inventories.........................................................................         45.7          51.4
   Prepaid expenses and other current assets...........................................         15.2          17.5
                                                                                        ------------- -------------
        Total current assets...........................................................        164.1         211.6
Property, plant and equipment, net of accumulated depreciation of $103.7 and
   $100.1, respectively................................................................        223.0         224.9
Timber and timberlands, net of accumulated depletion of $196.4 and $193.7,
   respectively........................................................................        233.5         235.0
Note receivable from MAXXAM............................................................        193.2         183.1
Deferred financing costs, net..........................................................         22.2          22.8
Deferred income taxes..................................................................         15.7          13.4
Restricted cash, marketable securities and other investments...........................         56.8          89.8
Other assets...........................................................................          9.2           6.8
                                                                                        ------------- -------------
                                                                                        $      917.7  $      987.4
                                                                                        ============= =============

                         LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
   Accounts payable.................................................................... $        5.9  $        5.7
   Accrued interest....................................................................         13.0          30.5
   Accrued compensation and related benefits...........................................         10.4          12.4
   Deferred income taxes...............................................................          8.3           6.8
   Other accrued liabilities...........................................................          6.8           8.0
   Short-term borrowings and current maturities of long-term debt, excluding $2.4 and
        $2.3, respectively, of repurchased Timber Notes held in the SAR Account........         17.7          35.5
                                                                                        ------------- -------------
        Total current liabilities......................................................         62.1          98.9
Long-term debt, less current maturities and excluding $53.5 and $55.4, respectively, of
   repurchased Timber Notes held in the SAR Account....................................        933.0         962.7
Deferred income taxes..................................................................         19.0          19.5
Other noncurrent liabilities...........................................................         29.3          28.3
                                                                                        ------------- -------------
        Total liabilities..............................................................      1,043.4       1,109.4
                                                                                        ------------- -------------

Contingencies (See Note 7)

Stockholder's deficit:
   Common stock, $1.00 par value; 3,000 shares authorized; 1,000 shares
      issued and outstanding...........................................................            -             -
   Additional capital..................................................................        123.2         123.2
   Accumulated deficit.................................................................       (248.6)       (245.5)
   Accumulated other comprehensive income (loss).......................................         (0.3)          0.3
                                                                                        ------------- -------------
        Total stockholder's deficit....................................................       (125.7)       (122.0)
                                                                                        ------------- -------------
                                                                                        $      917.7  $      987.4
                                                                                        ============= =============

   The accompanying notes are an integral part of these financial statements.

                   MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                            (IN MILLIONS OF DOLLARS)

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                            -----------------------
                                                                                               2002        2001
                                                                                            ----------  -----------
                                                                                                  (UNAUDITED)

Net sales:
   Lumber and logs........................................................................  $    44.5   $     37.8
   Other..................................................................................        5.6          7.0
                                                                                            ----------  -----------
                                                                                                 50.1         44.8
                                                                                            ----------  -----------

Operating expenses:
   Cost of goods sold.....................................................................       35.4         40.0
   Selling, general and administrative expenses...........................................        5.0          4.4
   Depletion and depreciation.............................................................        6.7          4.9
                                                                                            ----------  -----------
                                                                                                 47.1         49.3
                                                                                            ----------  -----------

Operating income (loss)...................................................................        3.0         (4.5)

Other income (expense):
   Equity in earnings of Kaiser...........................................................          -         42.0
   Investment, interest and other income (expense), net...................................        8.5          9.3
   Interest expense.......................................................................      (19.7)       (18.6)
                                                                                            ----------  -----------
Income (loss) before income taxes and extraordinary item..................................       (8.2)        28.2
Benefit in lieu of income taxes...........................................................        3.3          5.5
                                                                                            ----------  -----------

Income (loss) before extraordinary item...................................................       (4.9)        33.7
Extraordinary item:
   Gains on repurchases of debt, net of provision in lieu of income taxes
      of $1.0 for each period.............................................................        1.8          1.9
                                                                                            ----------  -----------
Net income (loss).........................................................................  $    (3.1)  $     35.6
                                                                                            ==========  ===========

   The accompanying notes are an integral part of these financial statements.

                   MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN MILLIONS OF DOLLARS)

                                                                                                THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                               --------------------
                                                                                                 2002       2001
                                                                                               ---------  ---------
                                                                                                    (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss).......................................................................... $   (3.1)  $   35.6
   Adjustments to reconcile net income (loss) to net cash used for operating activities:
      Depletion and depreciation..............................................................      6.7        4.9
      Extraordinary gains on repurchases of debt..............................................     (1.8)      (1.9)
      Equity in undistributed earnings of Kaiser..............................................        -      (42.0)
      Amortization of deferred financing costs................................................      0.6        0.5
      Net gain on marketable securities.......................................................     (0.2)      (0.7)
      Deferral of interest payment on note receivable from MAXXAM.............................    (10.1)      (9.0)
   Increase (decrease) in cash resulting from changes in:
      Receivables.............................................................................      1.7        1.1
      Inventories, net of depletion...........................................................      5.4        8.1
      Prepaid expenses and other current assets...............................................      1.2       (0.3)
      Accounts payable........................................................................     (1.2)      (2.2)
      Accrued interest........................................................................    (17.4)     (19.1)
      Accrued and deferred income taxes.......................................................     (3.3)      (6.8)
      Other liabilities.......................................................................      1.0        2.4
      Long-term assets and long-term liabilities..............................................     (3.0)      (2.2)
                                                                                               ---------  ---------
        Net cash used for operating activities................................................    (23.5)     (31.6)
                                                                                               ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from dispositions of property and investments.....................................      0.9          -
   Net sales (purchases) of marketable securities.............................................      1.4      (39.6)
   Capital expenditures.......................................................................     (2.5)      (3.0)
                                                                                               ---------  ---------
        Net cash used for investing activities................................................     (0.2)     (42.6)
                                                                                               ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings (repayments) under revolving credit agreements..................................    (18.3)     (37.0)
   Redemptions, repurchases of and principal payments on long-term debt.......................    (26.3)     (24.2)
   Restricted cash withdrawals (deposits), net................................................     31.2        9.7
                                                                                               ---------  ---------
        Net cash used for financing activities................................................    (13.4)     (51.5)
                                                                                               ---------  ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH.................................    (37.1)    (125.7)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD.............................     66.0      201.7
                                                                                               ---------  ---------
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD................................... $   28.9   $   76.0
                                                                                               =========  =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid, net of capitalized interest................................................. $   36.5   $   37.1
   Tax allocation payments to MAXXAM..........................................................        -        1.3

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
however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position of the Company at March 31, 2002, and the consolidated results of operations and cash flows for the three months ended March 31, 2002 and 2001. The Company is a wholly owned subsidiary of MAXXAM.

      LIQUIDITY AND CASH RESOURCES
      Pacific Lumber's 2001 cash flows from operations were adversely affected by operating inefficiencies, lower lumber prices, an inadequate supply of logs and a related slowdown in lumber production. During 2001, comprehensive external and internal reviews were conducted of Pacific Lumber's business operations.
These reviews were conducted in an effort to identify ways in which Pacific
Lumber could operate on a more efficient and cost effective basis. Based upon the results of these reviews, Pacific Lumber, among other things, indefinitely idled two of its four sawmills, eliminated certain of its operations, including its soil amendment and concrete block activities, began utilizing more efficient harvesting methods and adopted certain other cost saving measures. Most of these changes were implemented by Pacific Lumber in the last quarter of 2001, or the first quarter of 2002. Pacific Lumber also ended its internal logging operations
(which performed approximately half of its logging operations) as of March 31,
2002, and intends to rely exclusively on third party contract loggers to conduct these activities in the future. In connection with these changes, the Company recorded an impairment charge to operating costs of $2.2 million in the fourth quarter of 2001.

      The $29.4 million release from the SAR Account discussed in Note 3 improved Pacific Lumber's liquidity. However, Pacific Lumber may require funds available under the Pacific Lumber Credit Agreement, additional repayments by
MGI of an intercompany loan and/or capital contributions from MGI to enable it to meet its working capital and capital expenditure requirements for the next year. With respect to long-term liquidity, although MGI and its subsidiaries expect that their existing cash and cash equivalents, lines of credit and ability to generate cash flows from operations should provide sufficient funds to meet their debt service, working capital and capital expenditure requirements, until such time as Pacific Lumber has adequate cash flows from operations and/or dividends from Scotia LLC, there can be no assurance that this will be the case.

      COMPREHENSIVE INCOME (LOSS)
      The following table sets forth comprehensive income (loss) (in millions).

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                            -----------------------
                                                                                               2002        2001
                                                                                            ----------  -----------

Net income (loss).........................................................................  $    (3.1)  $     35.6
Cumulative effect of accounting change....................................................          -          0.7
Unrealized net losses on derivative instruments arising during the period.................          -         (1.1)
Less reclassification adjustment for realized net gaion derivative instruments
   included in net income.................................................................          -         (4.0)
Change in value of available-for-sale investments, net of income tax (provision)
   benefit of $0.5 and $(0.2), respectively ..............................................       (0.6)         0.3
                                                                                            ----------  -----------
Comprehensive income (loss)...............................................................  $    (3.7)  $     31.5
                                                                                            ==========  ===========

      INVESTMENT IN KAISER
      The Company's investment in Kaiser consists of a 34.6% equity interest at
March 31, 2002. As of December 31, 2001, the Company's investment in Kaiser was accounted for under the equity method. On February 12, 2002, Kaiser filed a voluntary petition under Chapter 11 of the Code. As a result of such filing, the
Company began reporting its investment in Kaiser under the cost method with no further recognition of equity in earnings or losses until such time as the shares are disposed of or a plan of reorganization is implemented. See Note 5 for further discussion of the Company's investment in Kaiser.

      NEW ACCOUNTING STANDARDS
      In June 2001, the FASB issued SFAS No. 143 which addresses accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The Company is required to adopt SFAS No. 143 beginning on January 1, 2003. In general, SFAS
No. 143 requires the recognition of a liability resulting from anticipated asset retirement obligations, offset by an increase in the value of the associated productive asset for such anticipated costs. Over the life of the asset, depreciation expense is to include the ratable expensing of the retirement cost included with the asset value. The statement applies to all legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, or development and (or) the normal operation of a long-lived asset, except for certain lease obligations. Excluded from this statement are obligations arising solely from a plan to dispose of a long-lived asset and obligations that result from the improper operation of an asset (i.e., certain types of environmental obligations). The Company is continuing its evaluation of SFAS No. 143. However, the Company does not currently expect the adoption of SFAS No. 143 to have a material impact on its future financial statements.

      In August 2001, the FASB issued SFAS No. 144 which sets forth new guidance for accounting and reporting for impairment or disposal of long-lived assets.
The provisions of SFAS No. 144 were effective for the Company beginning on
January 1, 2002. Based on presently available estimates, the new impairment and disposal rules did not result in the recognition of material impairment losses in 2002 beyond those reported as of December 31, 2001 (see Note 2). In addition to the new guidance on impairments, SFAS No. 144 broadens the applicability of the provisions of Accounting Principles Board Opinion 30 for the presentation of discontinued operations in the income statement to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. Effective after
December 31, 2001, when the Company commits to a plan of sale of a component of an entity, such component will be presented as a discontinued operation if the operations and cash flows of the component will be eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. Although this provision will not affect the total amount reported for net income, the income statements of prior periods will be reclassified to report the results of operations of the component separately when a component of an entity is reported as a discontinued
operation. The Company does not currently expect the adoption of SFAS No. 144 to have a material impact on its financial statements.

      In April 2002, the FASB issued SFAS No. 145 which rescinds the previous guidance for debt extinguishments. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe applicability under changed conditions. SFAS No. 145 eliminates the requirement that gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. However, transactions would not be prohibited from extraordinary item classification if they meet the criteria in APB Opinion 30,
"Reporting the Results of Operations - Reporting the Effects of Disposal of a
Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring
Events and Transactions." Applying the provisions of APB 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. This statement is effective for fiscal years beginning after
May 15, 2002. The Company does not expect the adoption of SFAS No. 145 to have a material impact on its financial statements.

2.    SEGMENT INFORMATION AND SPECIAL ITEMS

      The following table presents unaudited financial information by reportable segment (in millions).

                                                              FOREST          REAL       CORPORATE    CONSOLIDATED
                                                             PRODUCTS        ESTATE      AND OTHER        TOTAL
                                                           -------------  ------------  ------------  -------------
Net sales for the three months ended:
      March 31, 2002...................................... $       47.9   $       2.2   $         -   $       50.1
      March 31, 2001......................................         44.8             -             -           44.8

Operating income (loss) for the three months ended:
      March 31, 2002......................................          2.5           0.8          (0.3)           3.0
      March 31, 2001......................................         (4.5)            -             -           (4.5)

Other income (expense), net for the three months ended:
      March 31, 2002......................................        (11.8)         (2.4)          3.0          (11.2)
      March 31, 2001......................................        (11.3)            -          44.0           32.7

Total assets as of:
      March 31, 2002......................................        559.8         132.3         225.6          917.7
      December 31, 2001...................................        610.8         133.7         242.9          987.4

      The column entitled "Corporate and Other" includes the results of the parent company and the investment in Kaiser, and also serves to reconcile the total of the reportable segments' amounts to the total in the Company's consolidated financial statements.

      SPECIAL ITEMS
      In connection with the operational changes described in Note 1, the
Company identified machinery and equipment that it no longer needed for its current or future operations and committed to a plan in 2001 to dispose of it during 2002. As of March 31, 2002, machinery and equipment with a carrying value of $1.0 million had been sold, resulting in a gain of $1.3 million.

      A $2.6 million restructuring charge was recorded in the fourth quarter of
2001 reflecting cash termination benefits associated with the separation of approximately 305 employees as part of an involuntary termination plan. As of
March 31, 2002, 276 of the affected employees had left the Company. The remainder are expected to leave by the second quarter of 2002.

3.    CASH, MARKETABLE SECURITIES AND OTHER INVESTMENTS

      Restricted Cash, Marketable Securities and Other Investments
      Cash, marketable securities and other investments include the following amounts (in millions):

                                                                                         March 31,    DECEMBER 31,
                                                                                           2002           2001
                                                                                       ------------- --------------

Current assets:
   Cash and cash equivalents:
      Other restricted cash and cash equivalents.....................................  $        6.1  $        35.4
                                                                                       ------------- --------------

   Marketable securities, restricted:
      Amounts held in SAR Account....................................................          17.7           17.1
                                                                                       ------------- --------------

Long-term restricted cash, marketable securities and other investments:
   Amounts held in SAR Account.......................................................         102.5          137.8
   Other amounts restricted under the Timber Notes Indenture.........................           2.7            2.8
   Other long-term restricted cash...................................................           2.2            2.2
   Less: Amounts attributable to Timber Notes held in SAR Account....................         (50.6)         (53.0)
                                                                                       ------------- --------------
                                                                                               56.8           89.8
                                                                                       ------------- --------------

Total restricted cash, marketable securities and other investments...................  $       80.6  $       142.3
                                                                                       ============= ==============

      On March 5, 2002, Scotia LLC notified the trustee for the Timber Notes that it had met all of the requirements of the SAR Reduction Date, as defined in the Timber Notes Indenture. Accordingly, on March 20, 2002, Scotia LLC released
$29.4 million from the SAR Account and distributed this amount to Pacific
Lumber.

      Other Investments
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

                                                                                          MARCH 31,      DECEMBER 31,
                                                                                            2002             2001
                                                                                        -------------   --------------

Investment in Equity Fund Partnership:
   Restricted........................................................................   $        7.7    $        10.6
   Unrestricted......................................................................           25.9             36.5
                                                                                        -------------   --------------
                                                                                        $       33.6    $        47.1
                                                                                        =============   ==============

Percentage of ownership held.........................................................           10.3%            13.7%
                                                                                        =============   ==============

       As of March 31, 2002, long-term restricted cash, marketable securities, and other investments also included $4.9 million related to an investment in a limited partnership which invests in, among other things, debt and equity securities associated with developed and emerging markets.

4.    INVENTORIES

      Inventories consist of the following (in millions):

                                                                                        March 31,     December 31,
                                                                                          2002            2001
                                                                                     --------------  --------------

Lumber.............................................................................  $        29.9   $        29.3
Logs...............................................................................           15.8            22.1
                                                                                     --------------  --------------
                                                                                     $        45.7   $        51.4
                                                                                     ==============  ==============

      Substantially all product inventories are stated at last-in, first-out
(LIFO) cost, not in excess of market. Replacement cost is not in excess of LIFO cost.

5.    INVESTMENT IN KAISER

      As of May 16, 2002, the Company has 27,938,250 shares of the common stock of Kaiser, of which 20,553,418 shares are pledged as collateral for the MGHI
Notes. Kaiser operates in several principal aspects of the aluminum industry--the mining of bauxite into alumina, (the major aluminum-bearing ore), the refining of bauxite into alumina (the intermediate material), the production of primary aluminum and the manufacture of fabricated and semi-fabricated aluminum products. Kaiser's common stock is publicly traded on the OTC Bulletin
Board under the trading symbol "KLUCQ."

      On February 12, 2002, Kaiser filed a voluntary petition for reorganization under Chapter 11 of the Code. The necessity for filing the Cases was attributable to the liquidity and cash flow problems of Kaiser arising in late
2001 and early 2002. Kaiser was facing significant near-term debt maturities at a time of unusually weak aluminum industry business conditions, depressed aluminum prices and a broad economic slowdown that was further exacerbated by the events of September 11, 2001. In addition, Kaiser had become increasingly burdened by the asbestos litigation and growing legacy obligations for retiree medical and pension costs. The confluence of these factors created the prospect of continuing operating losses and negative cash flow, resulting in lower credit ratings and an inability to access the capital markets.

      For 2001 and prior years, the Company accounted for its investment in
Kaiser using the equity method. As a result of the Cases, the Company began reporting its investment in Kaiser under the cost method with no further recognition of equity in earnings or losses until such time as the shares are disposed of or a plan of reorganization is implemented. No assurances can be given that the Company's ownership interest in Kaiser will not be significantly diluted or cancelled. When and if Kaiser emerges from the jurisdiction of the
Court, the subsequent accounting will be determined based upon the facts and circumstances at the time, including the terms of any plan of reorganization.

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

      The market value for the Kaiser Shares based on the price per share quoted at the close of business on May 16, 2002, was $1.5 million. There can be no assurance that such value would be realized should the Company dispose of the
Kaiser Shares. The following tables contain summarized financial information for
Kaiser (in millions).

                                                                                          MARCH 31,   DECEMBER 31,
                                                                                            2002          2001
                                                                                        ------------- -------------

Current assets......................................................................... $      679.5  $      759.2
Property, plant and equipment, net.....................................................      1,201.6       1,215.4
Other assets...........................................................................        780.9         769.1
                                                                                        ------------- -------------
        Total assets................................................................... $    2,662.0  $    2,743.7
                                                                                        ============= =============

Liabilities not subject to compromise:
   Current liabilities................................................................. $      368.6  $      803.4
   Long-term debt, less current maturities.............................................         43.1         700.8
   Other liabilities...................................................................        102.1       1,562.1
Liabilities subject to compromise......................................................      2,554.9             -
Minority interests.....................................................................        118.7         118.5
Stockholders' deficit..................................................................       (525.4)       (441.1)
                                                                                        ------------- -------------
        Total liabilities and stockholders' deficit.................................... $    2,662.0  $    2,743.7
                                                                                        ============= =============

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                            -----------------------
                                                                                               2002        2001
                                                                                            ----------  -----------

Net sales.................................................................................  $   370.6   $    480.3
Costs and expenses........................................................................     (407.3)      (264.9)
Other income (expenses) - net.............................................................      (20.9)       (20.6)
                                                                                            ----------  -----------
Income (loss) before income taxes and minority interests..................................      (57.6)       194.8
Provision for income taxes ...............................................................       (8.0)       (76.0)
Minority interests........................................................................        1.5          0.8
                                                                                            ----------  -----------
Net income (loss).........................................................................  $   (64.1)  $    119.6
                                                                                            ==========  ===========
Equity in earnings (loss) of Kaiser.......................................................  $       -   $     42.0
                                                                                            ==========  ===========

6.    DEBT

      Long-term and short-term debt consists of the following (in millions):

                                                                                      MARCH 31,      DECEMBER 31,
                                                                                        2002             2001
                                                                                   ---------------  ---------------

12% MGHI Notes due August 1, 2003................................................. $         71.3   $         88.2
Pacific Lumber Credit Agreement...................................................              -             17.7
6.55% Scotia LLC Timber Notes due July 20, 2028...................................          106.9            120.3
7.11% Scotia LLC Timber Notes due July 20, 2028...................................          243.2            243.2
7.71% Scotia LLC Timber Notes due July 20, 2028...................................          463.3            463.3
7.56% Lakepointe Notes due June 8, 2021...........................................          121.2            121.7
Other.............................................................................            0.7              1.5
                                                                                   ---------------  ---------------
                                                                                          1,006.6          1,055.9
Less: current maturities..........................................................          (17.7)           (35.5)
      Timber Notes held in SAR Account............................................          (55.9)           (57.7)
                                                                                   ---------------  ---------------
                                                                                   $         933.0  $        962.7
                                                                                   ===============  ===============

      The amount attributable to the Timber Notes held in the SAR Account of
$50.6 million as of March 31, 2002, reflected in Note 3 above represents the amount paid to acquire $55.9 million of principal amount of Timber Notes.

      During the three months ended March 31, 2002, the Company repurchased
$16.9 million of the MGHI Notes, resulting in an extraordinary gain of $1.8 million (net of tax). Subsequent to March 31, 2002, the Company repurchased
$10.0 million of the MGHI Notes resulting in an extraordinary gain of $0.3 million (net of tax).

      With respect to the MAXXAM Note which is pledged to secure the MGHI Notes, the Company expects MAXXAM to pay the amount of the MAXXAM Note necessary to retire the MGHI Notes.

7.    CONTINGENCIES

      Regulatory and environmental matters play a significant role in the
Company's forest products business, which is subject to a variety of California and federal laws and regulations, as well as the HCP and SYP, dealing with timber harvesting practices, threatened and endangered species and habitat for such species, and air and water quality.

       The SYP complies with regulations of the California Board of Forestry and
Fire Protection requiring timber companies to project timber growth and harvest on their timberlands over a 100-year planning period and to demonstrate that their projected average annual harvest for any decade within a 100-year planning period will not exceed the average annual harvest level during the last decade of the 100-year planning period. The SYP is effective for 10 years (subject to review after five years) and may be amended by Pacific Lumber, subject to approval by the CDF. Revised SYPs will be prepared every decade that address the harvest level based upon assessment of changes in the resource base and other factors. The HCP and incidental take permits related to the HCP allow incidental
"take" of certain species located on the Company's timberlands which species have been listed as endangered or threatened under the ESA and/or the CESA so long as there is no "jeopardy" to the continued existence of such species. The
HCP identifies the measures to be instituted in order to minimize and mitigate the anticipated level of take to the greatest extent practicable. The SYP is also subject to certain of these provisions. The HCP and related Permits have a term of 50 years.

      Under the CWA, the EPA is required to establish TMDLs in water courses that have been declared to be "water quality impaired." The EPA and the North
Coast Water Board are in the process of establishing TMDLs for 17 northern
California rivers and certain of their tributaries, including nine water courses that flow within the Company's timberlands. The Company expects this process to continue into 2010. In December 1999, the EPA issued a report dealing with TMDLs on two of the nine water courses. The agency indicated that the requirements under the HCP would significantly address the sediment issues that resulted in
TMDL requirements for these water courses. The North Coast Water Board has begun the process of establishing the final TMDL requirements applicable to the
Company's timberlands. This will be a lengthy process, and the final TMDL requirements applicable to the Company's timberlands may require aquatic protection measures that are different from or in addition to the prescriptions to be developed pursuant to the watershed analysis process provided for in the
HCP.

      Since the consummation of the Headwaters Agreement in March 1999, there has been a significant amount of work required in connection with the implementation of the Environmental Plans, and this work is expected to continue for several more years. During the implementation period, government agencies had until recently failed to approve THPs in a timely manner. The rate of approvals of THPs during 2001 improved over that for the prior year, and further improvements have been experienced thus far in 2002. Although delays in the approvals of THPs may from time to time continue to impact the Company's ability to meet its harvesting goals, the Company anticipates that once the
Environmental Plans are fully implemented, the process of preparing THPs will become more streamlined, and the time to obtain approval of THPs will potentially be shortened.

      Lawsuits are pending and threatened which seek to prevent the Company from implementing the HCP and/or the SYP, implementing certain of the Company's approved THPs, or carrying out certain other operations. On January 28, 1997, the ERF lawsuit was filed against Pacific Lumber. This action alleges that
Pacific Lumber has discharged pollutants into federal waterways, and seeks to enjoin these activities, remediation, civil penalties of up to $25,000 per day for each violation, and other damages. This case was dismissed by the District
Court on August 19, 1999, but the dismissal was reversed by the U.S. Ninth
Circuit Court of Appeals on October 30, 2000, and the case was remanded to the
District Court. On September 26, 2001, the plaintiffs sent Pacific Lumber a 60 day notice alleging that Pacific Lumber violated the CWA by discharging pollutants into certain waterways. Pacific Lumber has taken certain remedial actions since its receipt of the notice. The Company believes that it has strong factual and legal defenses with respect to the ERF lawsuit; however, there can be no assurance that it will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

      On December 2, 1997, the Wrigley lawsuit was filed. This action alleges, among other things, that the defendants' logging practices have contributed to an increase in flooding and damage to domestic water systems in a portion of the
Elk River watershed. The Company believes that it has strong factual and legal defenses with respect to the Wrigley lawsuit; however, there can be no assurance that it will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

      On March 31, 1999, the EPIC-SYP/Permits lawsuit was filed alleging, among other things, various violations of the CESA and the California Environmental
Quality Act, and challenging, among other things, the validity and legality of the SYP and the Permits issued by California. August 5, 2002, has been set as the trial date. On March 31, 1999, the USWA lawsuit was filed also challenging the validity and legality of the SYP. June 10, 2002, has been set as the trial date. The Company believes that appropriate procedures were followed throughout the public review and approval process concerning the HCP and the SYP, and the
Company is working with the relevant government agencies to defend these challenges. Although uncertainties are inherent in the final outcome of the
EPIC-SYP/Permits lawsuit and the USWA lawsuit, the Company believes that the resolution of these matters should not result in a material adverse effect on its financial condition, results of operations or the ability to harvest timber.

      On July 24, 2001, the Bear Creek lawsuit was filed. The lawsuit alleges that Pacific Lumber's harvesting and other activities under certain of its approved and proposed THPs will result in discharges of pollutants in violation of the CWA. The plaintiff asserts that the CWA requires the defendants to obtain a permit from the North Coast Water Board before beginning timber harvesting and road construction activities in the Bear Creek watershed, and is seeking to enjoin these activities until such permit has been obtained. The plaintiff also seeks civil penalties of up to $27,000 per day for the defendant's alleged continued violation of the CWA. The EPA has been joined as a defendant in this case. The Company believes that the requirements under the HCP are adequate to ensure that sediment and pollutants from its harvesting activities will not reach levels harmful to the environment. Furthermore, EPA regulations specifically provide that such activities are not subject to CWA permitting requirements. The Company believes that it has strong legal defenses in this matter; however, there can be no assurance that this lawsuit will not have a material adverse effect on its consolidated financial condition or results of operations.

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

      This Quarterly Report on Form 10-Q contains statements which constitute
"forward-looking statements" within the meaning of the Private Securities
Litigation Reform Act of 1995. These statements appear in a number of places in this section," and in Part II. Item 1. "Legal Proceedings." Such statements can be identified by the use of forward- looking terminology such as "believes,"
"expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements, and changing prices and market conditions. This Form
10-Q and the Form 10-K identify other factors that could cause such differences between the forward-looking statements and actual results. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

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

      Regulatory and environmental matters play a significant role in the
Company's forest products operations. See Item 1. "Business--Forest Products
Operations--Regulatory and Environmental Factors" of the Form 10-K and Note 7 to
the Condensed Consolidated Financial Statements for a discussion of these matters. Regulatory compliance and related litigation have caused delays in obtaining approvals of THPs and delays in harvesting on THPs once they are approved. This has resulted in a decline in harvest, an increase in the cost of logging operations, and lower net sales.

      Since the consummation of the Headwaters Agreement in March 1999, there has been a significant amount of work required in connection with the implementation of the Environmental Plans, and this work is expected to continue for several more years. During the implementation period, government agencies had until recently failed to approve THPs in a timely manner. The rate of approvals of THPs during 2001 improved over that for the prior year, and further improvements have been experienced thus far in 2002. Although delays in the approvals of THPs may from time to time continue to impact the Company's ability to meet its harvesting goals, the Company anticipates that once the
Environmental Plans are fully implemented, the process of preparing THPs will become more streamlined, and the time to obtain approval of THPs will potentially be shortened.

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
See Part II. Item 1. "Legal Proceedings" and Note 7 to the Condensed
Consolidated Financial Statements for further information regarding regulatory and legal proceedings affecting the Company's operations.

      During 2001, comprehensive external and internal reviews were conducted of
Pacific Lumber's business operations. These reviews were conducted in an effort to identify ways in which Pacific Lumber could operate on a more efficient and cost effective basis. Based upon the results of these reviews, Pacific Lumber, among other things, indefinitely idled two of its four sawmills, eliminated certain of its operations, including its soil amendment and concrete block activities, began utilizing more efficient harvesting methods and adopted certain other cost saving measures. Most of these changes were implemented by
Pacific Lumber in the last quarter of 2001, or the first quarter of 2002.
Pacific Lumber also ended its internal logging operations (which performed approximately half of its logging operations) as of March 31, 2002, and intends to rely exclusively on third party contract loggers to conduct these activities in the future. Results for the three months ended March 31, 2002, met management's expectations; however, if business performance does not continue to improve, additional restructuring charges may be necessary.

      The Company owns 27,938,250 shares of Kaiser common stock, representing a
34.6% interest in Kaiser on a fully diluted basis as of March 31, 2002. For 2001 and prior years, the Company's investment in Kaiser was accounted for under the equity method. On February 12, 2002, Kaiser filed a voluntary petition for reorganization under Chapter 11 of the Code in the Court. As a result of such filing, the Company began reporting its investment in Kaiser under the cost method with no further recognition of equity in earnings or losses until such time as the shares are disposed of or a plan of reorganization is implemented.
See Notes 1 and 5 of the Condensed Consolidated Notes to the Financial
Statements for further information, including summarized financial information of Kaiser.

      The following table presents selected operational and financial information for the three months ended March 31, 2002 and 2001.

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                        ----------------------------
                                                                                            2002           2001
                                                                                        -------------  -------------
                                                                                         (IN MILLIONS OF DOLLARS,
                                                                                        EXCEPT SHIPMENTS AND PRICES)
Shipments:
   Lumber: (1)
      Redwood upper grades.............................................................          6.6            4.1
      Redwood common grades............................................................         52.7           37.2
      Douglas-fir upper grades.........................................................          1.3            2.0
      Douglas-fir common grades........................................................          2.4           13.0
      Other............................................................................          0.1            0.5
                                                                                        -------------  -------------
             Total lumber..............................................................         63.1           56.8
                                                                                        =============  =============
   Wood chips (2)......................................................................         15.3           26.6
                                                                                        =============  =============

Average sales price:
   Lumber: (3)
      Redwood upper grades............................................................. $      1,365   $      1,845
      Redwood common grades............................................................          531            614
      Douglas-fir upper grades.........................................................        1,265          1,385
      Douglas-fir common grades........................................................          341            322
   Wood chips (4)......................................................................           34             70

Net sales:
   Lumber, net of discount............................................................. $       39.1   $       37.1
   Logs................................................................................          5.4            0.7
   Wood chips..........................................................................          0.5            1.9
   Cogeneration power..................................................................          2.3            4.4
   Other...............................................................................          0.6            0.7
                                                                                        -------------  -------------
      Total forest products............................................................         47.9           44.8
   Real estate.........................................................................          2.2             -
                                                                                        -------------  -------------
      Total net sales.................................................................. $       50.1   $       44.8
                                                                                        =============  =============
Operating income (loss)................................................................ $        3.0   $       (4.5)
                                                                                        =============  =============
Operating cash flow (5)................................................................ $        9.6   $        0.4
                                                                                        =============  =============
Income (loss) before income taxes and extraordinary item............................... $       (8.2)  $       28.2
                                                                                        =============  =============
Net income (loss) (6).................................................................. $       (3.1)  $       35.6
                                                                                        =============  =============
--------------------
(1)   Lumber shipments are expressed in millions of board feet.
(2)   Wood chip shipments are expressed in thousands of bone dry units of 2,400 pounds.
(3)   Dollars per thousand board feet.
(4)   Dollars per bone dry unit.
(5)   Operating income before depletion and depreciation, also referred to as "EBITDA."
(6)   2002 and 2001 results include after-tax extraordinary gains of $1.8 million and $1.9 million, respectively, on the repurchase of MGHI Notes.

      Net Sales
      Net sales for the three months ended March 31, 2002, increased over the comparable prior year period due to higher shipments of common grade redwood lumber, partly offset by lower prices for redwood lumber, and to a lesser degree, lower shipments of Douglas-fir lumber.

      Operating Income (Loss)
      The Company had operating income for the three months ended March 31,
2002, as compared to an operating loss for the comparable period of 2001. In addition to the increase in net sales discussed above, costs associated with lumber production and logging operations decreased as a result of benefits realized from the Company's restructuring and performance improvement initiatives. More specifically, reductions in employees and lower harvesting and operating costs contributed to the improvement in operating results.

      Income (Loss) Before Income Taxes and Extraordinary Item
      The Company had a loss before income taxes and extraordinary item for the first quarter of 2002 as compared to income in the comparable prior year period.
Results for the first quarter of 2001 included equity in earnings from Kaiser of
$42.0 million. This decline was offset in part as a result of the increase in operating income discussed above.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See above for cautionary information with respect to such forward-looking statements.

      Note 8 to the Consolidated Financial Statements in the Form 10-K contains additional information concerning the Company's indebtedness and information concerning certain restrictive debt covenants. "MGHI PARENT" is used in this section to refer to the Company on a stand-alone basis without its subsidiaries.

      The following table summarizes certain data related to financial condition and to investing and financing activities of the Company and its subsidiaries.

                                                                                         MGI,
                                                                                      Lakepointe
                                                                 Scotia    Pacific    Assets and    MGHI
                                                                  LLC      Lumber       Other      PARENT      TOTAL
                                                                --------   --------   ----------  --------   ---------
                                                                             (IN MILLIONS OF DOLLARS)

Debt and credit facilities (excluding intercompany notes)
Short-term borrowings and current maturities of long-term debt:
   March 31, 2002.............................................  $  15.4    $   0.1 (2)$     2.2   $     -    $   17.7
   December 31, 2001..........................................     14.9       17.8          2.8         -        35.5

Long-term debt, excluding current maturities:
   March 31, 2002.............................................  $ 742.3 (1)$   0.5    $   118.9   $  71.3 (1)$  933.0
   December 31, 2001..........................................    754.5        0.5        119.5      88.2       962.7

Revolving credit facilities:
   Facility commitment amounts................................  $  60.0    $  50.0    $     2.5   $     -    $  112.5
   March 31, 2002:
      Borrowings..............................................        -          -            -         -           -
      Letters of credit.......................................        -       11.5            -         -        11.5
      Unused and available credit.............................     60.0       32.1          2.5         -        94.6

Cash, cash equivalents, marketable
   securities and other investments
March 31, 2002:
   Current amounts restricted for debt service................  $   6.0    $     -    $     0.1   $     -    $    6.1
   Other current amounts......................................     19.7       10.3         29.4      16.4        75.8
                                                                --------   --------   ----------  --------   ---------
                                                                   25.7       10.3         29.5      16.4        81.9
                                                                --------   --------   ----------  --------   ---------

   Long-term amounts restricted for debt service..............     54.6 (2)      -            -         -        54.6
   Other long-term restricted amounts.........................        -          -          2.2         -         2.2
                                                                --------   --------   ----------  --------   ---------
                                                                   54.6          -          2.2         -        56.8
                                                                --------   --------   ----------  --------   ---------
                                                                $  80.3    $  10.3    $    31.7   $  16.4    $  138.7
                                                                ========   ========   ==========  ========   =========

                     Table and Notes continued on next page

                                                                                         MGI,
                                                                                      Lakepointe
                                                                 Scotia    Pacific    Assets and    MGHI
                                                                  LLC      Lumber       Other      PARENT      TOTAL
                                                                --------   --------   ----------  --------   ---------
                                                                             (IN MILLIONS OF DOLLARS)
December 31, 2001:
   Current amounts restricted for debt service................  $  35.3    $     -    $     0.1   $     -    $   35.4
   Other current amounts......................................     19.6        2.3         26.6      35.7        84.2
                                                                --------   --------   ----------  --------   ---------
                                                                   54.9        2.3         26.7      35.7       119.6
                                                                --------   --------   ----------  --------   ---------

   Long-term amounts restricted for debt service..............     87.6         -            -         -        87.6
   Other long-term restricted amounts.........................       -          -          2.2         -         2.2
                                                                --------   --------   ----------  --------   ---------
                                                                   87.6         -          2.2         -        89.8
                                                                --------   --------   --------------------   ---------
                                                                $ 142.5    $   2.3    $    28.9   $  35.7    $  209.4
                                                                ========   ========   ==========  ========   =========

Changes in cash and cash equivalents
Capital expenditures:
   March 31, 2002.............................................  $   1.3    $   1.1    $     0.1   $     -    $    2.5
   March 31, 2001.............................................      0.7        1.7          0.6         -         3.0

Net proceeds from dispositions of property and investments:
   March 31, 2002.............................................  $     -    $   0.9    $       -   $     -    $    0.9
   March 31, 2001.............................................        -          -            -         -           -

Borrowings (repayments) of debt and credit facilities,
     net of financing costs:
   March 31, 2002.............................................  $ (11.6)(1)$ (17.7)   $    (1.2)  $ (14.1)(1)$  (44.6)
   March 31, 2001.............................................    (11.4)     (37.0)          -      (12.8)      (61.2)

Dividends and advances received (paid):
   March 31, 2002.............................................  $ (29.4)(2)$  29.4 (2)$       -   $          $      -
   March 31, 2001.............................................    (73.1)(3)   73.1 (3)    (17.1)     17.1           -
------------------

(1)   The decrease in Scotia LLC's long-term debt between December 31, 2001, and
      March 31, 2002, was the result of principal payments on the Timber Notes of $11.6 million during the three months ended March 31, 2002. The decrease in MGHI Parent's long-term debt between December 31, 2001 and
      March 31, 2002, was the result of repurchases of debt.

(2)   In March 2002, Scotia LLC released $29.4 million from the SAR Account and distributed this amount to Pacific Lumber. Pacific Lumber used these funds to repay the borrowings outstanding under the Pacific Lumber Credit
      Agreement.

(3)   For the three months ended March 31, 2001, $73.1 million of dividends were paid by Scotia LLC to Pacific Lumber using proceeds from the sale of the
      Owl Creek grove.

      During the three months ended March 31, 2002, the Company repurchased
$16.9 million of the MGHI Notes, resulting in an extraordinary gain of $1.8 million (net of tax). Subsequent to March 31, 2002, MGHI repurchased $10.0 million of the MGHI Notes resulting in an extraordinary gain of $0.3 million
(net of tax). MGHI expects that interest payments on the remaining $61.3 million of MGHI Notes will be paid with its existing cash and/or payments by MAXXAM
Parent on the MAXXAM Note.

      MGHI owns 27,938,250 shares of the common stock of Kaiser, representing a
34.6% interest. As a result of the Cases, the value of Kaiser common stock has declined substantially. The market value of the Kaiser shares owned by MGHI based on the price per share quoted at the close of business on May 16, 2002, was $1.5 million. There can be no assurance that such value would be realized should MGHI dispose of its investment in these shares, and it is possible that all or a portion of MGHI's interest may be diluted or cancelled as a part of a plan of reorganization.

      The Scotia LLC Line of Credit allows Scotia LLC to borrow up to one year's interest on the Timber Notes. Scotia LLC has requested that the Scotia LLC Line of Credit be extended for a period of not less than 364 days beginning July 12,
2002. If not extended, Scotia LLC may draw upon the full amount available. The amount drawn would be repayable in 12 semiannual installments on each note payment date (after the payment of certain other items, including the Aggregate
Minimum Principal Amortization Amount, as defined, then due), commencing approximately two and one-half years following the date of the draw.

      On March 5, 2002, Scotia LLC notified the trustee for the Timber Notes that it had met all of the requirements of the SAR Reduction Date, as defined in the Timber Notes Indenture. Accordingly, on March 20, 2002, Scotia LLC released
$29.4 million from the SAR Account and distributed this amount to Pacific
Lumber.

      On the note payment date in January 2002, Scotia LLC had $33.9 million set aside in the note payment account to pay the $28.4 million of interest due as well as $5.5 million of principal. Scotia LLC repaid an additional $6.1 million of principal on the Timber Notes using funds held in the SAR Account, resulting in a total principal payment of $11.6 million, an amount equal to Scheduled
Amortization (as defined in the Timber Notes Indenture).

      With respect to the note payment due in July 2002, Scotia LLC expects that it will require funds from the Scotia LLC Line of Credit to pay a portion of the interest due and that all of the funds used to pay the Scheduled Amortization amount will be provided from the SAR Account.

      MGHI Parent believes that its existing resources and payments on the
MAXXAM Note will be sufficient to fund its debt service and working capital requirements for the next year. With respect to its long-term liquidity, MGHI
Parent believes that its existing cash and cash resources, together with payments on the MAXXAM Note, should be sufficient to meet its debt service and working capital requirements, although there can be no assurance that this will be the case. MGHI Parent expects MAXXAM to pay the amount of the MAXXAM Note necessary to retire the MGHI Notes which are due in 2003. The regulatory and environmental matters described under "--Results of Operations - Forest Products
Operations" above have adversely affected cash available from subsidiaries, and therefore the distributions to MGHI Parent. Distributions from subsidiaries may continue to be minimal, if any, over the next one to two years.

      Due to its highly leveraged condition, MGI is more sensitive than less leveraged companies to factors affecting its operations, including governmental regulation and litigation affecting its timber harvesting practices (see
"--Results of Operations" above and Note 7 to the Condensed Consolidated
Financial Statements), increased competition from other lumber producers or alternative building products and general economic conditions.

      Pacific Lumber's 2001 cash flows from operations were adversely affected by operating inefficiencies, lower lumber prices, an inadequate supply of logs and a related slowdown in lumber production. During 2001, comprehensive external and internal reviews were conducted of Pacific Lumber's business operations.
These reviews were conducted in an effort to identify ways in which Pacific
Lumber could operate on a more efficient and cost effective basis. Based upon the results of these reviews, Pacific Lumber, among other things, indefinitely idled two of its four sawmills, eliminated certain of its operations, including its soil amendment and concrete block activities, began utilizing more efficient harvesting methods and adopted certain other cost saving measures. Most of these changes were implemented by Pacific Lumber in the last quarter of 2001, or the first quarter of 2002. Pacific Lumber also ended its internal logging operations
(which performed approximately half of its logging operations) as of March 31,
2002, and intends to rely exclusively on third party contract loggers to conduct these activities in the future.

      The $29.4 million release from the SAR Account discussed above improved
Pacific Lumber's liquidity during the three months ended March 31, 2002, and operating results for the period met management's expectations. However, Pacific
Lumber may require funds available under the Pacific Lumber Credit Agreement, additional repayments by MGI of an intercompany loan and/or capital contributions from MGI to enable it to meet its working capital and capital expenditure requirements for the next year. With respect to long-term liquidity, although MGI and its subsidiaries expect that their existing cash and cash equivalents, lines of credit and ability to generate cash flows from operations should provide sufficient funds to meet their debt service, working capital and capital expenditure requirements, until such time as Pacific Lumber has adequate cash flows from operations and/or dividends from Scotia LLC, there can be no assurance that this will be the case.

CRITICAL ACCOUNTING POLICIES

      See Item 7. "Management's Discussion and Analysis of Financial Condition
and Results of Operations--Critical Accounting Policies" of the Form 10-K for a
discussion of the Company's critical accounting policies.

NEW ACCOUTNING PRONOUNCEMENTS

      See Note 1 to the Condensed Consolidated Financial Statements for a
discussion of new accounting pronouncements and their potential impact on the
Company.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      This item is not applicable for the Company and its subsidiaries.

                           PART II. OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

      Reference is made to Item 3 of the Form 10-K for information concerning material legal proceedings with respect to the Company. No material developments have occurred with respect to such legal proceedings subsequent to the filing of the Form 10-K.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

A.    EXHIBITS:

      None.

B.           REPORTS ON FORM 8-K:

      On January 15, 2002, the Company filed a current report on Form 8-K dated
January 15, 2002 (under Item 5), related to discussions between Kaiser and its noteholders.

      On January 31, 2002, the Company filed a current report on Form 8-K dated
January 31, 2002 (under Item 5), related to the deferral of the release of 2001 fourth quarter earnings for Kaiser and MAXXAM, Kaiser's decision not to make an interest payment on a series of notes, and a related matter.

      On February 12, 2002, the Company filed a current report on Form 8-K dated
February 12, 2002 (under Item 5), in connection with Kaiser's filing for Chapter
11 bankruptcy protection.

      On May 2, 2002, the Company filed a current report on Form 8-K dated as of
April 30, 2002 (under Item 4), related to the change of Registrant's certifying accountant.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who have signed this report on behalf of the Registrant and as the principal financial and accounting officers of the
Registrant, respectively.

                           MAXXAM GROUP HOLDINGS INC.

Date: May 20, 2002         By:                     /S/ PAUL N. SCHWARTZ
                                    -------------------------------------------------------
                                                       Paul N. Schwartz
                                     Vice President, Chief Financial Officer and Director
                                                 (Principal Financial Officer)

Date: May 20, 2002         By:                   /S/ ELIZABETH D. BRUMLEY
                                    -------------------------------------------------------
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

Cases: The Chapter 11 proceedings of Kaiser and 16 of its subsidiaries

CDF:  California Department of Forestry and Fire Protection

CESA:  California Endangered Species Act

Code: The United States Bankruptcy Code

Company:  MAXXAM Group Holdings Inc., a wholly owned subsidiary of MAXXAM

Court: The United States Bankruptcy Court for the District of Delaware

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
District Court in the Northern District of California on January 28, 1997

ESA:  The federal Endangered Species Act

FASB: Financial Accounting Standards Board

Form 10-K: The Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2001

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

Kaiser Shares: 27,938,250 shares of the common stock of Kaiser, of which
20,553,418 shares are pledged as collateral for the MGHI Notes as of the date hereof

Lakepointe Assets: Lakepointe Assets Holdings LLC, a limited liability company, and its subsidiaries, all of which are indirect wholly owned subsidiaries of the
Company

Lakepointe Notes: The 7.56% notes of Lakepointe Assets due June 8, 2021

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

SFAS No. 143: Statement of Financial Accounting Standards No. 143, "Accounting
for Asset Retirement Obligations"

SFAS No. 144: Statement of Financial Accounting Standards No. 144, "Accounting
for the Impairment or Disposal of Long-lived Assets"

SFAS No. 145: Statement of Financial Accounting Standards No. 145, "Rescission
of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and
Technical Corrections"

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