Form 10-Q
period 2002-06-30
MAXXAM GROUP HOLDINGS INC
filed 2002-08-14
CIK 1029500

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
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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
Yes |X|   No |_|

     Number of shares of common stock outstanding at August 12, 2002: 1,000

      REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A)
AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED
DISCLOSURE FORMAT.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I.  -  FINANCIAL INFORMATION

         Item 1.   Financial Statements:
                   Consolidated Balance Sheet at June 30, 2002 and December 31, 2001
                   Consolidated Statement of Operations for the three and six months ended
                        June 30, 2002 and 2001
                   Consolidated Statement of Cash Flows for the six months ended
                        June 30, 2002 and 2001
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
                                                                                        ------------- -------------
                                                                                                (UNAUDITED)

                                        ASSETS

Current assets:
   Cash, cash equivalents and restricted cash.......................................... $       39.2  $       66.0
   Marketable securities...............................................................         49.6          53.6
   Receivables:
      Trade............................................................................         13.3          12.5
      Receivables from MAXXAM..........................................................          8.6           8.5
      Other............................................................................          1.5           2.1
   Inventories.........................................................................         33.0          51.4
   Prepaid expenses and other current assets...........................................         19.5          17.5
                                                                                        ------------- -------------
      Total current assets.............................................................        164.7         211.6
Property, plant and equipment, net of accumulated depreciation of $107.2 and
   $100.1, respectively................................................................        221.4         224.9
Timber and timberlands, net of accumulated depletion of $198.5 and
   $193.7, respectively................................................................        232.0         235.0
Note receivable from MAXXAM............................................................        193.2         183.1
Deferred financing costs, net..........................................................         21.5          22.8
Deferred income taxes..................................................................         19.6          13.4
Restricted cash, marketable securities and other investments...........................         58.8          89.8
Other assets...........................................................................          8.9           6.8
                                                                                        ------------- -------------
                                                                                        $      920.1  $      987.4
                                                                                        ============= =============

                         LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
   Accounts payable.................................................................... $        3.5  $        5.7
   Accrued interest....................................................................         28.7          30.5
   Accrued compensation and related benefits...........................................         11.7          12.4
   Deferred income taxes...............................................................          8.4           6.8
   Other accrued liabilities...........................................................          5.8           8.0
   Short-term borrowings and current maturities of long-term debt, excluding $2.4
      and $2.3, respectively, of repurchased Timber Notes held in the SAR Account......         17.7          35.5
                                                                                        ------------- -------------
      Total current liabilities........................................................         75.8          98.9
Long-term debt, less current maturities and excluding $53.5 and $55.4,
   respectively, of repurchased Timber Notes held in the SAR Account...................        920.4         962.7
Deferred income taxes..................................................................         21.7          19.5
Other noncurrent liabilities...........................................................         29.7          28.3
                                                                                        ------------- -------------
      Total liabilities................................................................      1,047.6       1,109.4
                                                                                        ------------- -------------

Contingencies (See Note 7)

Stockholder's deficit:
   Common stock, $1.00 par value; 3,000 shares authorized; 1,000 shares
      issued and outstanding...........................................................            -             -
   Additional capital..................................................................        123.2         123.2
   Accumulated deficit.................................................................       (250.7)       (245.5)
   Accumulated other comprehensive income..............................................            -           0.3
                                                                                        ------------- -------------
      Total stockholder's deficit......................................................       (127.5)       (122.0)
                                                                                        ------------- -------------
                                                                                        $      920.1  $      987.4
                                                                                        ============= =============

   The accompanying notes are an integral part of these financial statements.

                   MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                            (IN MILLIONS OF DOLLARS)

                                                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                          JUNE 30,                 JUNE 30,
                                                                   -----------------------  -----------------------
                                                                      2002         2001        2002        2001
                                                                   -----------  ----------  ----------  -----------
                                                                                      (UNAUDITED)

Net sales:
   Lumber and logs...............................................  $     50.4   $    47.1   $    94.9   $     84.9
   Real estate...................................................         2.1         0.1         4.3          0.1
   Other.........................................................         3.9         6.1         7.3         13.1
                                                                   -----------  ----------  ----------  -----------
                                                                         56.4        53.3       106.5         98.1
                                                                   -----------  ----------  ----------  -----------

Operating expenses:
   Cost of goods sold............................................        36.1        42.7        71.5         82.7
   Selling, general and administrative expenses..................         4.7         4.4         9.7          8.8
   Depletion and depreciation....................................         7.8         5.3        14.5         10.2
                                                                   -----------  ----------  ----------  -----------
                                                                         48.6        52.4        95.7        101.7
                                                                   -----------  ----------  ----------  -----------

Operating income (loss)..........................................         7.8         0.9        10.8         (3.6)

Other income (expense):
   Equity in earnings (loss) of Kaiser...........................           -       (22.4)          -         19.6
   Investment, interest and other income (expense), net..........         7.3         9.1        15.8         18.4
   Interest expense..............................................       (19.1)      (17.9)      (38.8)       (36.5)
                                                                   -----------  ----------  ----------  -----------
Loss before income taxes and extraordinary item..................        (4.0)      (30.3)      (12.2)        (2.1)
Benefit in lieu of income taxes..................................         1.6        3.5          4.9          9.0
                                                                   -----------  ----------  ----------  -----------

Income (loss) before extraordinary item..........................        (2.4)      (26.8)       (7.3)         6.9
Extraordinary item:
   Gains on repurchases of debt, net of provision in lieu of
      income taxes of $0.1, $0.9, $1.1 and $2.0, respectively....         0.3         1.7         2.1          3.6
                                                                   -----------  ----------  ----------  -----------
Net income (loss)................................................  $     (2.1)  $   (25.1)  $    (5.2)  $     10.5
                                                                   ===========  ==========  ==========  ===========

   The accompanying notes are an integral part of these financial statements.

                   MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN MILLIONS OF DOLLARS)

                                                                                                 SIX MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                               --------------------
                                                                                                 2002       2001
                                                                                               ---------  ---------
                                                                                                    (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss).......................................................................... $   (5.2)  $   10.5
   Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
      Depletion and depreciation..............................................................     14.5       10.2
      Extraordinary gains on repurchases of debt..............................................     (2.1)      (3.6)
      Equity in undistributed earnings of Kaiser..............................................        -      (19.6)
      Amortization of deferred financing costs................................................      1.3        1.1
      Net gain on marketable securities.......................................................     (0.4)      (3.0)
      Net gains on other asset dispositions...................................................     (1.3)       0.2
      Deferral of interest payment on note receivable from MAXXAM ............................    (10.1)      (9.0)
   Increase (decrease) in cash resulting from changes in:
      Receivables.............................................................................     (0.4)      (5.6)
      Inventories, net of depletion...........................................................     16.2        9.5
      Prepaid expenses and other current assets...............................................     (2.3)      (3.1)
      Accounts payable........................................................................     (2.1)      (0.6)
      Accrued interest........................................................................     (1.8)      (2.4)
      Accrued and deferred income taxes.......................................................     (4.9)     (10.3)
      Other liabilities.......................................................................     (2.3)       3.7
      Long-term assets and long-term liabilities..............................................      1.5       (1.9)
                                                                                               ---------  ---------
        Net cash provided by (used for) operating activities..................................      0.6      (23.9)
                                                                                               ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from dispositions of property and investments.....................................      1.5          -
   Net sales (purchases) of marketable securities.............................................      4.9      (21.2)
   Capital expenditures.......................................................................     (6.0)    (138.6)
                                                                                               ---------  ---------
        Net cash provided by (used for) investing activities..................................      0.4     (159.8)
                                                                                               ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuances of long-term debt..................................................        -      122.5
   Repayments under revolving credit agreements...............................................    (18.3)     (37.0)
   Redemptions, repurchases of and principal payments on long-term debt.......................    (38.5)     (36.5)
   Restricted cash withdrawals, net...........................................................     29.9        7.8
   Other .....................................................................................     (0.9)      (5.2)
                                                                                               ---------  ---------
        Net cash provided by (used for) financing activities..................................    (27.8)      51.6
                                                                                               ---------  ---------

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH....................................    (26.8)    (132.1)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD.............................     66.0      201.7
                                                                                               ---------  ---------
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD................................... $   39.2   $   69.6
                                                                                               =========  =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid, net of capitalized interest................................................. $   39.4   $   37.7
   Tax allocation payments to MAXXAM..........................................................        -        1.3

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
however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position of the Company at June 30, 2002, and the consolidated results of operations for the three and six months ended June 30, 2002 and 2001, and the consolidated cash flows for the six months ended June 30, 2002 and 2001. The
Company is a wholly owned subsidiary of MAXXAM.

      LIQUIDITY AND CASH RESOURCES
      Pacific Lumber's 2001 cash flows from operations were adversely affected by operating inefficiencies, lower lumber prices, an inadequate supply of logs and a related slowdown in lumber production. During 2001, comprehensive external and internal reviews were conducted of Pacific Lumber's business operations.
These reviews were conducted in an effort to identify ways in which Pacific
Lumber could operate on a more efficient and cost effective basis. Based upon the results of these reviews, Pacific Lumber, among other things, closed two of its four sawmills, eliminated certain of its operations, including its soil amendment and concrete block activities, began utilizing more efficient harvesting methods and adopted certain other cost saving measures. Most of these changes were implemented by Pacific Lumber in the last quarter of 2001, or the first quarter of 2002. Pacific Lumber also ended its internal logging operations
(which historically performed approximately half of its logging operations) as of March 31, 2002, and will rely exclusively on third party contract loggers to conduct these activities in the future. In connection with these changes, the
Company recorded an impairment charge to operating costs of $2.2 million in the fourth quarter of 2001.

      The $29.4 million release from the SAR Account discussed in Note 3 improved Pacific Lumber's liquidity. However, Pacific Lumber may require funds available under the Pacific Lumber Credit Agreement, additional repayments by
MGI of an intercompany loan and/or capital contributions from MGI to enable it to meet its working capital and capital expenditure requirements for the next year.

      Scotia LLC's cash flows from operations are significantly impacted by harvest volumes and SBE prices. On June 19, 2002, the State Board of
Equalization adopted the new Harvest Value Schedule for the second half of 2002.
The SBE Prices published in this schedule reflect an approximate 16% decline for small redwood logs and no price change for small Douglas fir logs. This decline in SBE Prices will have an adverse impact on Scotia LLC's net sales and liquidity for the second half of 2002. With respect to short-term liquidity,
Scotia LLC believes that existing cash available for principal payments from the
SAR Account, and funds available under the Scotia LLC Line of Credit, together with cash flows from operations, should provide sufficient funds to meet its working capital, capital expenditures and required debt service obligations through 2003. However, cash flows from operations may be insufficient to allow
Scotia LLC to service its debt in the long-term if Scotia LLC does not experience improvements in SBE Prices.

      With respect to long-term liquidity, although MGI and its subsidiaries expect that their existing cash and cash equivalents, lines of credit and ability to generate cash flows from operations should provide sufficient funds to meet their debt service, working capital and capital expenditure requirements, until such time as Pacific Lumber has adequate cash flows from operations and/or dividends from Scotia LLC and SBE Prices improve, there can be no assurance that this will be the case.

      COMPREHENSIVE INCOME (LOSS)
      The following table sets forth comprehensive income (loss) (in millions).

                                                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                         JUNE 30,                JUNE 30,
                                                                  ----------------------- -----------------------
                                                                     2002        2001        2002         2001
                                                                  ----------  ----------- -----------  ----------

Net income (loss)...............................................  $    (2.1)  $    (25.1) $     (5.2)  $    10.5
Cumulative effect of accounting change, net of income tax
   provision of $0.2............................................          -         (0.1)          -         0.6
Unrealized losses, net of income tax benefit of $0.8 and $1.5,
   respectively, on derivative instruments arising during the             -         (1.4)          -        (2.5)
   period.......................................................
Less reclassification adjustment for realized net gains, net of income tax (provision) benefit of $(2.1) and $0.3,
   respectively, on derivative instruments included in
   net income...................................................          -          3.1           -        (0.9)
Change in value of available-for-sale investments, net of income tax (provision) benefit of $(0.2), $-, $0.2 and $(0.2),
   respectively.................................................        0.3         (0.1)       (0.3)        0.2
                                                                  ----------  ----------- -----------  ----------
Comprehensive income (loss).....................................  $    (1.8)  $    (23.6) $     (5.5)  $     7.9
                                                                  ==========  =========== ===========  ==========

      INVESTMENT IN KAISER
      The Company's investment in Kaiser consists of a 34.6% equity interest at
June 30, 2002. As of December 31, 2001, the Company's investment in Kaiser was accounted for under the equity method. On February 12, 2002, Kaiser filed a voluntary petition under Chapter 11 of the Code. As a result of such filing, the
Company began reporting its investment in Kaiser under the cost method with no further recognition of equity in earnings or losses until such time as the shares are disposed of or a plan of reorganization is implemented. See Note 5 for further discussion of the Company's investment in Kaiser.

      NEW ACCOUNTING STANDARDS
      In June 2001, the FASB issued SFAS No. 143 which addresses accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The Company is required to adopt SFAS No. 143 beginning on January 1, 2003. In general, SFAS
No. 143 requires the recognition of a liability resulting from anticipated asset retirement obligations, offset by an increase in the value of the associated productive asset for such anticipated costs. Over the life of the asset, depreciation expense is to include the ratable expensing of the retirement cost included with the asset value. The statement applies to all legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, or development and /or the normal operation of a long-lived asset, except for certain lease obligations. Excluded from this statement are obligations arising solely from a plan to dispose of a long-lived asset and obligations that result from the improper operation of an asset (i.e., certain types of environmental obligations). The Company is continuing its evaluation of SFAS No. 143. However, the Company does not currently expect the adoption of SFAS No. 143 to have a material impact on its future financial statements.

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

      In July 2002, the FASB issued SFAS No. 146. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued
operation, plant closing, or other exit or disposal activity. This statement is to be applied prospectively to exit or disposal activities initiated after
December 31, 2002.

2.    SEGMENT INFORMATION

       The following table presents unaudited financial information by reportable segment (in millions).

                                                              FOREST          REAL       CORPORATE    CONSOLIDATED
                                                             PRODUCTS        ESTATE      AND OTHER        TOTAL
                                                           -------------  ------------  ------------  -------------
Net sales for the three months ended:
      June 30, 2002....................................... $       54.3   $       2.1   $         -   $       56.4
      June 30, 2001.......................................         53.2           0.1             -           53.3

Operating income (loss) for the three months ended:
      June 30, 2002.......................................          7.1           0.8          (0.1)           7.8
      June 30, 2001.......................................          1.0           0.1          (0.2)           0.9

Other income (expense), net for the three months ended:
      June 30, 2002.......................................        (12.7)         (2.3)          3.2          (11.8)
      June 30, 2001.......................................        (12.0)         (0.1)        (19.1)         (31.2)

Net sales for the six months ended:
      June 30, 2002.......................................        102.2           4.3             -          106.5
      June 30, 2001.......................................         98.0           0.1             -           98.1

Operating income (loss) for the six months ended:
      June 30, 2002.......................................          9.6           1.6          (0.4)          10.8
      June 30, 2001.......................................         (3.5)          0.1          (0.2)          (3.6)

Other income (expense), net for the six months ended:
      June 30, 2002.......................................        (24.5)         (4.7)          6.2          (23.0)
      June 30, 2001.......................................        (23.3)         (0.1)         24.9            1.5

Total assets as of:
      June 30, 2002.......................................        727.5         130.8          61.8          920.1
      December 31, 2001...................................        610.8         133.7         242.9          987.4

      The column entitled "Corporate and Other" includes the results of the parent company and the investment in Kaiser, and also serves to reconcile the total of the reportable segments' amounts to the total in the Company's consolidated financial statements.

      SPECIAL ITEMS
      In connection with the operational changes described in Note 1, the
Company identified machinery and equipment that it no longer needed for its current or future operations and in 2001 committed to a plan for disposal of these assets during 2002. During the six months ended June 30, 2002, machinery and equipment with a carrying value of $1.0 million was sold, resulting in a gain of $1.3 million.

      A $2.6 million restructuring charge was recorded in the fourth quarter of
2001 reflecting cash termination benefits associated with the separation of approximately 305 employees as part of an involuntary termination plan. As of
June 30, 2002, all of the affected employees had left the Company and the entire amount of the related liability had been paid.

3.    Cash, Marketable Securities and Other Investments

      RESTRICTED CASH, MARKETABLE SECURITIES AND OTHER INVESTMENTS
      Cash, marketable securities and other investments include the following amounts which are restricted (in millions):

                                                                                         JUNE 30,     DECEMBER 31,
                                                                                           2002           2001
                                                                                       ------------- --------------

Current assets:
   Restricted cash and cash equivalents..............................................  $       12.8  $        35.4
                                                                                       ------------- --------------

   Marketable securities, restricted:
      Amounts held in SAR Account....................................................          17.7           17.1
                                                                                       ------------- --------------

Long-term restricted cash, marketable securities and other investments:
   Amounts held in SAR Account.......................................................         105.5          137.8
   Other amounts restricted under the Timber Notes Indenture.........................           2.7            2.8
   Other long-term restricted cash...................................................           2.3            2.2
   Less: Amounts attributable to Timber Notes held in SAR Account....................         (51.7)         (53.0)
                                                                                       ------------- --------------
                                                                                               58.8           89.8
                                                                                       ------------- --------------

Total restricted cash, marketable securities and other investments...................  $       89.3  $       142.3
                                                                                       ============= ==============

      On March 5, 2002, Scotia LLC notified the trustee for the Timber Notes that it had met all of the requirements of the SAR Reduction Date, as defined in the Timber Notes Indenture (e.g., certain harvest, THP inventory and Scotia LLC
Line of Credit requirements). Accordingly, on March 20, 2002, Scotia LLC released $29.4 million from the SAR Account and distributed this amount to
Pacific Lumber.

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

                                                                                          JUNE 30,       DECEMBER 31,
                                                                                            2002             2001
                                                                                        -------------   --------------

Investment in Equity Fund Partnership:
   Restricted........................................................................   $        7.8    $        10.6
   Unrestricted......................................................................           13.2             36.5
                                                                                        -------------   --------------
                                                                                        $       21.0    $        47.1
                                                                                        =============   ==============

Percentage of ownership held.........................................................            6.6%            13.7%
                                                                                        =============   ==============

       As of June 30, 2002 and December 31, 2001, long-term restricted cash, marketable securities, and other investments also included $5.6 million and $5.1 million, respectively, related to an investment in a limited partnership which invests in, among other things, debt and equity securities associated with developed and emerging markets.

4.    INVENTORIES

      Inventories consist of the following (in millions):

                                                                                        JUNE 30,      DECEMBER 31,
                                                                                          2002            2001
                                                                                     --------------  --------------
Lumber.............................................................................  $        26.2   $        29.3
Logs...............................................................................            6.8            22.1
                                                                                     --------------  --------------
                                                                                     $        33.0   $        51.4
                                                                                     ==============  ==============

      Substantially all product inventories are stated at last-in, first-out
(LIFO) cost, not in excess of market.

5.    INVESTMENT IN KAISER

      As of August 12, 2002, the Company has 27,938,250 shares of the common stock of Kaiser, of which 20,338,509 shares are pledged as collateral for the
MGHI Notes. Kaiser operates in several principal aspects of the aluminum industry--the mining of bauxite into alumina, (the major aluminum-bearing ore), the refining of bauxite into alumina (the intermediate material), the production of primary aluminum and the manufacture of fabricated and semi-fabricated aluminum products. Kaiser's common stock is publicly traded on the OTC Bulletin
Board under the trading symbol "KLUCQ."

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

      On April 12, 2002, Kaiser filed with the Court a motion seeking an order of the Court prohibiting the Company (or MAXXAM), without first seeking Court relief, from making any disposition of its stock of Kaiser, including any sale, transfer, or exchange of such stock or treating any of its Kaiser stock as worthless for federal income tax purposes. Kaiser indicated in its Court filing that it was concerned that such a transaction could have the effect of depriving
Kaiser of the ability to utilize the full value of its net operating losses, foreign tax credits and minimum tax credits. On July 22, 2002, the Company agreed with Kaiser that it would not dispose of any of its Kaiser shares prior to a hearing on the April 12, 2002 motion. The Company and Kaiser also agreed that the Company may upon 10 days written notice to Kaiser (a) request the Court to hear the matter at a special hearing or (b) have the matter heard at one of
Kaiser's scheduled monthly bankruptcy hearings.

      The market value for the Kaiser Shares based on the price per share quoted at the close of business on August 12, 2002, was $1.4 million. There can be no assurance that such value would be realized should the Company dispose of the
Kaiser Shares. The following tables contain summarized financial information for
Kaiser (in millions).

                                                                                         JUNE 30,     DECEMBER 31,
                                                                                           2002           2001
                                                                                       ------------  --------------

Current assets.......................................................................  $     677.6   $       759.2
Property, plant and equipment, net...................................................      1,173.8         1,215.4
Other assets.........................................................................        773.5           769.1
                                                                                       ------------  --------------
           Total assets..............................................................  $   2,624.9   $     2,743.7
                                                                                       ============  ==============

Liabilities not subject to compromise:
   Current liabilities...............................................................  $     368.5   $       803.4
   Long-term debt, less current maturities...........................................         42.9           700.8
   Other liabilities.................................................................        102.2         1,562.1
Liabilities subject to compromise....................................................      2,573.9               -
Minority interests...................................................................        119.4           118.5
Stockholders' deficit................................................................       (582.0)         (441.1)
                                                                                       ------------  --------------
            Total liabilities and stockholders' deficit..............................  $   2,624.9   $     2,743.7
                                                                                       ============  ==============

                                                                    THREE MONTHS ENDED         SIX  MONTHS ENDED
                                                                         JUNE 30,                  JUNE 30,
                                                                --------------------------  -----------------------
                                                                    2002          2001         2002        2001
                                                                ------------- ------------  ----------  -----------

Net sales...................................................... $      386.3  $     446.8   $   756.9   $    927.1
Costs and expenses.............................................       (423.0)      (474.4)     (830.3)      (739.3)
Other income (expenses), net...................................         (8.7)       (78.8)      (29.6)       (99.4)
                                                                ------------- ------------  ----------  -----------
Income (loss) before income taxes and minority interests.......        (45.4)      (106.4)     (103.0)        88.4
Benefit (provision) for income taxes ..........................         (6.4)        41.5       (14.4)       (34.5)
Minority interests.............................................          1.4          0.8         2.9          1.6
                                                                ------------- ------------  ----------  -----------
Net income (loss).............................................. $      (50.4) $     (64.1)  $  (114.5)  $     55.5
                                                                ============= ============  ==========  ===========
Equity in earnings (loss) of Kaiser............................ $          -  $     (22.4)  $       -   $     19.6
                                                                ============= ============  ==========  ===========

6.    DEBT

      Long-term and short-term debt consists of the following (in millions):

                                                                                      JUNE 30,       DECEMBER 31,
                                                                                        2002             2001
                                                                                   ---------------  ---------------

12% MGHI Notes due August 1, 2003................................................. $         59.3   $         88.2
Pacific Lumber Credit Agreement...................................................              -             17.7
6.55% Scotia LLC Timber Notes due July 20, 2028...................................          106.9            120.3
7.11% Scotia LLC Timber Notes due July 20, 2028...................................          243.2            243.2
7.71% Scotia LLC Timber Notes due July 20, 2028...................................          463.3            463.3
7.56% Lakepointe Notes due June 8, 2021...........................................          120.6            121.7
Other.............................................................................            0.7              1.5
                                                                                   ---------------  ---------------
                                                                                            994.0          1,055.9
Less: current maturities..........................................................          (17.7)           (35.5)
      Timber Notes held in SAR Account............................................          (55.9)           (57.7)
                                                                                   ---------------  ---------------
                                                                                   $        920.4   $        962.7
                                                                                   ===============  ===============

      The amount attributable to the Timber Notes held in the SAR Account of
$51.7 million as of June 30, 2002, reflected in Note 3 above represents the amount paid to acquire $55.9 million of principal amount of Timber Notes.

      During the six months ended June 30, 2002, the Company repurchased $28.9 million of the MGHI Notes, resulting in an extraordinary gain of $2.1 million
(net of tax). Subsequent to June 30, 2002, the Company repurchased $5.0 million of the MGHI Notes, resulting in a small gain.

      With respect to the MAXXAM Note which is pledged to secure the MGHI Notes, the Company expects MAXXAM to pay the amount of the MAXXAM Note necessary to retire the MGHI Notes.

      At June 30, 2002, $14.0 million of letters of credit and no borrowings were outstanding under the Pacific Lumber Credit Agreement. Unused availability was limited to $21.0 million at June 30, 2002. On July 24, 2002, a letter agreement was signed extending the maturity date of the Pacific Lumber Credit
Agreement from August 14, 2003, to August 13, 2004, subject to certain conditions such as completion of a new credit agreement. In connection with such extension, the facility commitment amount was reduced from $50.0 million to
$45.0 million.

      The Scotia LLC Line of Credit allows Scotia LLC to borrow up to one year's interest on the Timber Notes. On May 31, 2002, the Scotia LLC Line of Credit was
extended for an additional year to July 11, 2003. Annually, Scotia LLC will request that the Scotia LLC Line of Credit be extended for a period of not less than 364 days. If not extended, Scotia LLC may draw upon the full amount available. The amount drawn would be repayable in 12 semiannual installments on each note payment date (after the payment of certain other items, including the Aggregate Minimum Principal Amortization Amount, as
defined, then due), commencing approximately two and one-half years following the date of the draw. At June 30, 2002, Scotia LLC could have borrowed a maximum of $60.0 million under the Scotia LLC Line of Credit, and there were no borrowings outstanding under the Scotia LLC Line of Credit. On the note payment date in July 2002, Scotia LLC borrowed $13.9 million under the Scotia LLC Line of Credit to pay interest on the Timber Notes.

7.    CONTINGENCIES

      Regulatory and environmental matters play a significant role in the
Company's forest products business, which is subject to a variety of California and federal laws and regulations, as well as the HCP and SYP, dealing with timber harvesting practices, threatened and endangered species and habitat for such species, and air and water quality.

      The SYP complies with regulations of the California Board of Forestry and
Fire Protection requiring timber companies to project timber growth and harvest on their timberlands over a 100-year planning period and to demonstrate that their projected average annual harvest for any decade within a 100-year planning period will not exceed the average annual harvest level during the last decade of the 100-year planning period. The SYP is effective for 10 years (subject to review after five years) and may be amended by Pacific Lumber, subject to approval by the CDF. Revised SYPs will be prepared every decade that address the harvest level based upon assessment of changes in the resource base and other factors. The HCP and the Permits related to the HCP allow incidental "take" of certain species located on the Company's timberlands which species have been listed as endangered or threatened under the ESA and/or the CESA so long as there is no "jeopardy" to the continued existence of such species. The HCP identifies the measures to be instituted in order to minimize and mitigate the anticipated level of take to the greatest extent practicable. The SYP is also subject to certain of these provisions. The HCP and related Permits have a term of 50 years.

      In late May 2002, the Company completed its timber cruise, its first since
1986. The results of the timber cruise provided the Company with an estimate of the volume of merchantable timber on the Company's timberlands. The new cruise data reflected a 0.1 million MBF decrease in estimated overall timber volume as compared to the estimated volumes reported as of December 31, 2001, using the
1986 cruise data (adjusted for harvest and estimated growth), with an increase in young growth timber volume almost equal to the decrease in old growth timber volume. This shift in timber volume between classifications decreased the overall timber volume reported in Mbfe by 0.2 million to 2.9 million. The new cruise data indicates that there is significantly less old growth timber available for harvest than estimated as of December 31, 2001, using the 1986 cruise data. This change in mix could potentially result in a decrease in the
Company's revenue. However, because there are many variables that affect revenues and profitability, the Company cannot quantify the effect of the above changes on current and future cash flows. The new timber volumes are now being utilized in various aspects of the Company's operations, including estimating volumes on THPs and determining depletion expense.

      Under the CWA, the EPA is required to establish TMDLs in water courses that have been declared to be "water quality impaired." The EPA and the North
Coast Water Board are in the process of establishing TMDLs for 17 northern
California rivers and certain of their tributaries, including nine water courses that flow within the Company's timberlands. The Company expects this process to continue into 2010. In December 1999, the EPA issued a report dealing with TMDLs on two of the nine water courses. The agency indicated that the requirements under the HCP would significantly address the sediment issues that resulted in
TMDL requirements for these water courses. However, in a September 2000 report, the staff of the North Coast Water Board proposed various actions for certain water courses on the Company's timberlands, including restrictions on harvesting beyond those required under the HCP. The North Coast Water Board has begun the process of establishing the TMDL requirements applicable to two other water courses on the Company's timberlands in addition to the two covered by the EPA's
December 1999 report. This will be a lengthy process, and the final TMDL requirements applicable to the Company's timberlands may require aquatic protection measures that are different from or in addition to those in the HCP or that result from the prescriptions to be developed pursuant to the watershed analysis process provided for in the HCP.

      A California statute, which becomes effective December 31, 2002, eliminates a waiver previously granted to timber companies. This waiver had been in effect for a number of years and waived the requirement under California water quality regulations for timber companies to follow certain waste discharge requirements in connection with their timber harvesting and related operations.
The new statute provides, however, that regional water boards such as the North
Coast Water Board are authorized to renew the waiver. If a regional water board decides not to renew the waiver by January 1, 2003, it may notify a company that the board will require such company to follow certain waste discharge requirements in order to conduct harvesting operations on a THP. The waste discharge requirements may include aquatic protection measures that are different from or in addition to those provided for in the THP approved by the
CDF. If the Company were to be so notified, harvesting activities could be delayed and/or adversely affected, as a separate, additional regulatory process would be required for THPs.

      On August 7, 2002, the North Coast Water Board issued the Company an order requiring reports of waste discharge in connection with the Company's winter operations in the Elk River basin to be conducted under THPs approved by CDF.
This order impacts an estimated 15,100 Mbfe of timber covered by a number of
THPs. This order prohibits winter operations in the watershed until the reports are submitted by the Company and a determination is made by the North Coast
Water Board regarding what, if any, waste discharge requirements would be imposed. This process could result in a significant delay or reduction in harvest. The Company is considering how to respond to this order.

      Since the consummation of the Headwaters Agreement in March 1999, there has been a significant amount of work required in connection with the implementation of the Environmental Plans, and this work is expected to continue for several more years. During the implementation period, government agencies had until recently failed to approve THPs in a timely manner. The rate of approvals of THPs during 2001 improved over that for the prior year, and further improvements have been experienced thus far in 2002. Although delays in the approvals of THPs may from time to time continue to impact the Company's ability to meet its harvesting goals, the Company anticipates that once the
Environmental Plans are fully implemented, the process of preparing THPs will become more streamlined, and the time to obtain approval of THPs will potentially be shortened (subject to the matters discussed in the previous paragraphs).

      Lawsuits are pending and threatened which seek to prevent the Company from implementing the HCP and/or the SYP, implementing certain of the Company's approved THPs, or carrying out certain other operations.

      On April 3, 2002, the Environmental Protection Information Association
filed a 60-day notice letter threatening suit against the Company and certain federal agencies under the ESA. The threatened suit would seek to require the federal agencies to consider new information obtained since the approval of the
HCP concerning marbled murrelets and salmon and to require a cessation of certain harvesting operations. No suit has yet been filed. The Company believes that it has strong factual and legal defenses with respect to this matter;
however, there can be no assurance that such a suit would not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

      On January 28, 1997, the ERF lawsuit was filed against Pacific Lumber.
This action alleges that Pacific Lumber has discharged pollutants into federal waterways, and seeks to enjoin these activities, remediation, civil penalties of up to $25,000 per day for each violation, and other damages. This case was dismissed by the District Court on August 19, 1999, but the dismissal was reversed by the U.S. Ninth Circuit Court of Appeals on October 30, 2000, and the
case was remanded to the District Court. On June 5, 2002, the Company settled this lawsuit for $0.5 million.

      On December 2, 1997, the Wrigley lawsuit was filed. This action alleges, among other things, that the defendants' logging practices have contributed to an increase in flooding and damage to domestic water systems in a portion of the
Elk River watershed. The trial date is set for November 12, 2002. The Company believes that it has strong factual and legal defenses with respect to the
Wrigley lawsuit; however, there can be no assurance that it will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

      On March 31, 1999, the EPIC-SYP/Permits lawsuit was filed alleging, among other things, various violations of the CESA and the California Environmental
Quality Act, and challenging, among other things, the validity and legality of the SYP and the Permits issued by California. On March 31, 1999, the USWA lawsuit was filed also challenging the validity and legality of the SYP. The previously set trial dates for these matters have been postponed, and new trial dates have not been set. The Company believes that appropriate procedures were followed throughout the public review and approval process concerning the HCP and the SYP, and the Company is working with the relevant government agencies to defend these challenges. Although uncertainties are inherent in the final outcome of the EPIC-SYP/Permits lawsuit and the USWA lawsuit, the Company believes that the resolution of these matters should not result in a material adverse effect on its financial condition, results of operations or the ability to harvest timber.

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

8.    PENSION PLAN MATTERS

      The assets of the Company sponsored pension plan, like numerous other companies' plans, are, to a substantial degree, invested in equity trust funds which are managed by a third party. Given the year-to-date performance of the capital markets, it is likely that, barring a material improvement during the remainder of 2002, the Company may be required to reflect an increase in its minimum pension liability in its year-end financial statements as a result of a decline in the value of the assets held by the Company's pension plan. Such an increase in the minimum pension liability would be a non-cash adjustment that would be reflected as an increase in pension liability with an offsetting charge to stockholders' deficit (net of income tax) through comprehensive income
(rather than net income). The ultimate amount of such additional adjustment cannot be determined until year-end 2002. However, such amount could be material.

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

      This Quarterly Report on Form 10-Q contains statements which constitute
"forward-looking statements" within the meaning of the Private Securities
Litigation Reform Act of 1995. These statements appear in a number of places in this section and in Part II. Item 1. "Legal Proceedings." Such statements can be identified by the use of forward- looking terminology such as "believes,"
"expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements and changing prices and market conditions. This Form
10-Q and the Form 10-K identify other factors that could cause such differences between the forward-looking statements and actual results. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

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

      Since the consummation of the Headwaters Agreement in March 1999, there has been a significant amount of work required in connection with the implementation of the Environmental Plans, and this work is expected to continue for several more years. During the implementation period, government agencies had until recently failed to approve THPs in a timely manner. The rate of approvals of THPs during 2001 improved over that for the prior year, and further improvements have been experienced thus far in 2002. Although delays in the approvals of THPs may from time to time continue to impact the Company's ability to meet its harvesting goals, the Company anticipates that once the
Environmental Plans are fully implemented, the process of preparing THPs will become more streamlined, and the time to obtain approval of THPs will potentially be shortened. As discussed in Note 7 to the Condensed Consolidated
Financial Statements, the North Coast Water Board is requiring the Company to apply certain waste discharge reuiqrements to approved THPs covering winter harvesting operations in the Elk River basin, and the North Coast Water Board could beginning in 2003 require the Company to follow waste discharge requirements before harvesting operations are conducted on THPs in other watersheds. This requirement could cause further delays in obtaining regulatory approval for THPs.

      While the Company experienced improvements in the THP approval process during 2001 and 2002, there can be no assurance that Pacific Lumber will not in the future have difficulties in receiving approvals of its THPs similar to those experienced prior to 2001. Furthermore, there can be no assurance that certain pending legal, regulatory and environmental matters or future governmental regulations, legislation or judicial or administrative decisions, adverse weather conditions or low selling prices, will not have a material adverse effect on the Company's financial position, results of operations or liquidity.
See Part II. Item 1. "Legal Proceedings" and Note 7 to the Condensed
Consolidated Financial Statements for further information regarding regulatory and legal proceedings affecting the Company's operations.

      During 2001, comprehensive external and internal reviews were conducted of
Pacific Lumber's business operations. These reviews were conducted in an effort to identify ways in which Pacific Lumber could operate on a more efficient and cost effective basis. Based upon the results of these reviews, Pacific Lumber, among other things, closed two of its four sawmills, eliminated certain of its operations, including its soil amendment and concrete block activities, began utilizing more efficient harvesting methods and adopted certain other cost saving measures. Most of these changes were implemented by Pacific Lumber in the last quarter of 2001, or the first quarter of 2002. Pacific Lumber also ended its internal logging operations (which historically performed approximately half of its logging operations) as of March 31, 2002, and will rely exclusively on third party contract loggers to conduct these activities in the future. Results for the six months ended June 30, 2002, met management's expectations.
Nevertheless, management is continuing to review operations, and additional restructuring charges may be necessary.

      Timber Cruise. In late May 2002, the Company completed its timber cruise, its first since 1986. The results of the timber cruise provided the Company with an estimate of the volume of merchantable timber on the Company's timberlands.
The new cruise data reflected a 0.1 million MBF decrease in estimated overall timber volume as compared to the estimated volumes reported as of December 31,
2001 using the 1986 cruise data (adjusted for harvest and estimated growth), with an increase in young growth timber volume almost equal to the decrease in old growth timber volume. This shift in timber volume between classifications decreased the overall timber volume reported in Mbfe by 0.2 million to 2.9 million. The new cruise data indicates that there is significantly less old growth timber available for harvest than estimated as of December 31, 2001, using the 1986 cruise data. This change in mix could potentially result in a decrease in the Company's revenue. However, because there are many variables that affect revenues and profitability, the Company cannot quantify the effect of the above changes on current and future cash flows. The new timber volumes are now being utilized in various aspects of the Company's operations, including estimating volumes on THPs and determining depletion expense.

      The Company owns 27,938,250 shares of Kaiser common stock, representing a
34.6% interest in Kaiser on a fully diluted basis as of June 30, 2002. For 2001 and prior years, the Company's investment in Kaiser was accounted for under the equity method. On February 12, 2002, Kaiser filed a voluntary petition for reorganization under Chapter 11 of the Code in the Court. As a result of such filing, the Company began reporting its investment in Kaiser under the cost method with no further recognition of equity in earnings or losses until such time as the shares are disposed of or a plan of reorganization is implemented.
See Notes 1 and 5 of the Condensed Consolidated Notes to the Financial
Statements for further information, including summarized financial information of Kaiser.

      The following table presents selected operational and financial information for the three and six months ended June 30, 2002 and 2001.

                                                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                          JUNE 30,                 JUNE 30,
                                                                   -----------------------  -----------------------
                                                                      2002         2001        2002        2001
                                                                   -----------  ----------  ----------  -----------
                                                                   (IN MILLIONS OF DOLLARS, EXCEPT SHIPMENTS AND PRICES)
Shipments:
   Lumber: (1)
      Redwood upper grades.......................................         6.9         4.4        13.5          8.5
      Redwood common grades......................................        64.8        44.8       117.6         82.0
      Douglas-fir upper grades...................................         1.3         2.6         2.6          4.6
      Douglas-fir common grades..................................         3.3        19.9         5.7         32.9
      Other......................................................           -         2.1           -          2.6
                                                                   -----------  ----------  ----------  -----------
             Total lumber........................................        76.3        73.8       139.4        130.6
                                                                   ===========  ==========  ==========  ===========
   Wood chips (2)................................................        17.2        34.1        32.5         60.7
                                                                   ===========  ==========  ==========  ===========

Average sales price:
   Lumber: (3)
      Redwood upper grades.......................................  $    1,328   $   1,775   $   1,346   $    1,809
      Redwood common grades......................................         546         602         539          607
      Douglas-fir upper grades...................................       1,296       1,350       1,281        1,365
      Douglas-fir common grades..................................         330         349         335          338
   Wood chips (4)................................................          34          68          34           69

Net sales:
   Lumber, net of discount.......................................  $     46.9   $    45.5   $    86.1   $     82.7
   Logs..........................................................         3.5         1.5         8.9          2.2
   Wood chips....................................................         0.6         2.3         1.1          4.2
   Cogeneration power............................................         2.4         3.0         4.7          7.4
   Other.........................................................         0.9         0.9         1.4          1.5
                                                                   -----------  ----------  ----------  -----------
      Total forest products......................................        54.3        53.2       102.2         98.0
   Real estate...................................................         2.1         0.1         4.3          0.1
                                                                   -----------  ----------  ----------  -----------
      Total net sales............................................  $     56.4   $    53.3   $   106.5   $     98.1
                                                                   ===========  ==========  ==========  ===========
Operating income (loss)..........................................  $      7.8   $     0.9   $    10.8   $     (3.6)
                                                                   ===========  ==========  ==========  ===========
Operating cash flow (5)..........................................  $     15.6   $     6.2   $    25.2   $      6.6
                                                                   ===========  ==========  ==========  ===========
Loss before income taxes and extraordinary item..................  $     (4.0)  $   (30.3)  $   (12.2)  $     (2.1)
                                                                   ===========  ==========  ==========  ===========
Net income (loss) (6)............................................  $     (2.1)  $   (25.1)  $    (5.2)  $     10.5
                                                                   ===========  ==========  ==========  ===========

---------------------

(1)   Lumber shipments are expressed in millions of board feet.
(2)   Wood chip shipments are expressed in thousands of bone dry units of 2,400 pounds.
(3)   Dollars per thousand board feet.
(4)   Dollars per bone dry unit.
(5)   Operating income before depletion and depreciation, also referred to as "EBITDA."
(6)   Results for the three and six months ended June 30, 2002, include after-tax extraordinary gains of $0.3 million and $2.1 million, respectively, on the repurchase of MGHI Notes. Results for the three and six months ended June 30, 2001, include after-tax extraordinary gains of
      $1.7 million and $3.6 million, respectively, on the repurchase of MGHI
      Notes.

      Net Sales
      Net sales for the second quarter and first six months of 2002 increased from the same periods of 2001, primarily reflecting increased shipments of common grade redwood lumber. This improvement more than offset the impact from lower shipments of Douglas-fir lumber and the decline in average sales prices for all categories of lumber. Net sales also increased as a result of rental income from the Lake Pointe Plaza office complex, which was acquired in June
2001.

      Operating Income (Loss)
      Operating results improved for both the second quarter and first six months of 2002 compared to the year-ago periods. In addition to the increases in net sales discussed above, the segment continues to realize the benefits of cost saving measures taken in late 2001 and early 2002.

      Loss Before Income Taxes and Extraordinary Items
      The loss before income taxes and extraordinary items for the second quarter of 2002 decreased from the loss before income taxes and extraordinary items for the second quarter of 2001. In addition to the impact of the increase in operating income discussed above, the Company recognized no earnings or losses with respect to its investment in Kaiser during the 2002 period, whereas the second quarter of 2001 included equity in loss from Kaiser of $(22.4)
million. The loss before income taxes and extraordinary items for the six months ended June 30, 2002, increased primarily due to the absence of equity in earnings from Kaiser for the 2002 period, versus equity in earnings from Kaiser of $19.6 million for the 2001 period.

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

                                                                                           MGI,
                                                                                        LAKEPOINTE
                                                              SCOTIA        PACIFIC     ASSETS AND      MGHI
                                                               LLC          LUMBER        OTHER        PARENT       TOTAL
                                                           ------------    ---------    ----------    --------    ---------
                                                                             (IN MILLIONS OF DOLLARS)

Debt and credit facilities (excluding intercompany notes)
Short-term borrowings and current maturities of long-term
   debt:
   June 30, 2002........................................   $      15.4     $    0.1 (1) $     2.2     $     -     $   17.7
   December 31, 2001....................................          14.9         17.8           2.8           -         35.5

Long-term debt, excluding current maturities:
   June 30, 2002........................................   $     742.3 (2) $    0.4     $   118.4     $  59.3 (2) $  920.4
   December 31, 2001....................................         754.5          0.5         119.5        88.2        962.7

Revolving credit facilities:
   June 30, 2002:
      Facility commitment amounts.......................   $      60.0     $   50.0     $     2.5     $     -     $  112.5
      Borrowings........................................             -            -             -           -            -
      Letters of credit.................................             -         14.0             -           -         14.0
      Unused and available credit.......................          60.0         21.0           2.5           -         83.5

Cash, cash equivalents, marketable
   securities and other investments
June 30, 2002:
   Current amounts restricted for debt service..........   $      30.4     $      -     $     0.1     $     -     $   30.5
   Other current amounts................................           2.2         19.8          32.0         4.3         58.3
                                                           ------------    ---------    ----------    --------    ---------
                                                                  32.6         19.8          32.1         4.3         88.8
                                                           ------------    ---------    ----------    --------    ---------

   Long-term amounts restricted for debt service........          56.5            -             -            -        56.5
   Other long-term restricted amounts...................             -            -           2.3            -         2.3
                                                           ------------    ---------    ----------    --------    ---------
                                                                  56.5            -           2.3            -        58.8
                                                           ------------    ---------    ----------    --------    ---------
                                                           $      89.1     $   19.8     $    34.4     $   4.3     $  147.6
                                                           ============    =========    ==========    ========    =========

December 31, 2001:
   Current amounts restricted for debt service..........   $      52.4     $     -      $     0.1     $     -     $   52.5
   Other current amounts................................           2.5          2.3          26.6        35.7         67.1
                                                           ------------    ---------    ----------    --------    ---------
                                                                  54.9          2.3          26.7        35.7        119.6
                                                           ------------    ---------    ----------    --------    ---------

   Long-term amounts restricted for debt service........          87.6            -             -           -         87.6
   Other long-term restricted amounts...................            -             -           2.2           -          2.2
                                                           ------------    ---------    ----------    --------    ---------
                                                                  87.6            -           2.2           -         89.8
                                                           ------------    ---------    ----------    --------    ---------
                                                           $     142.5     $    2.3     $    28.9     $  35.7     $  209.4
                                                           ============    =========    ==========    ========    =========

---------------------
Table and Notes continued on next page

                                                                                           MGI,
                                                                                        LAKEPOINTE
                                                              SCOTIA        PACIFIC     ASSETS AND      MGHI
                                                               LLC          LUMBER        OTHER        PARENT       TOTAL
                                                           ------------    ---------    ----------    --------    ---------
                                                                             (IN MILLIONS OF DOLLARS)

Changes in cash and cash equivalents for the six month
   periods
Capital expenditures:
   June 30, 2002........................................   $       3.3     $    2.3     $     0.4     $     -     $    6.0
   June 30, 2001........................................           2.9          3.6         132.1 (3)       -        138.6

Net proceeds from dispositions of property and investments:
   June 30, 2002........................................   $         -     $    1.5     $       -     $     -     $    1.5
   June 30, 2001........................................             -            -             -           -            -

Borrowings (repayments) of debt and credit facilities,
   net of financing costs:
   June 30, 2002........................................   $     (11.7)    $  (17.7)    $    (1.7)    $ (25.7)    $  (56.8)
   June 30, 2001........................................         (11.4)       (37.0)        117.3 (3)   (25.1)        43.8

Dividends and advances received (paid):
   June 30, 2002........................................   $     (29.4)(1) $   29.4 (1)$        -     $     -     $      -
   June 30, 2001........................................         (73.1)(4)     73.1 (4)     (17.1)       17.1            -

------------------

(1)     In March 2002, Scotia LLC released $29.4 million from the SAR Account and distributed this amount to Pacific Lumber. Pacific Lumber used these funds to repay the borrowings outstanding under the Pacific Lumber
        Credit Agreement.
(2)     The decrease in Scotia LLC's long-term debt between December 31, 2001, and June 30, 2002, was the result of principal payments on the Timber
        Notes of $11.6 million during the six months ended June 30, 2002. The decrease in MGHI Parent's long-term debt between December 31, 2001 and
        June 30, 2002, was the result of repurchases of debt.
(3)     Capital expenditures and borrowings for MGI, Lakepointe Assets and Other as of and for the period ended June 30, 2001, reflect the purchase of the Lake Pointe Plaza office complex.
(4)     For the six months ended June 30, 2001, $73.1 million of dividends were paid by Scotia LLC to Pacific Lumber using proceeds from the sale of its
        Owl Creek grove.

      During the six months ended June 30, 2002, the Company repurchased $28.9 million of the MGHI Notes, resulting in an extraordinary gain of $2.1 million
(net of tax). Subsequent to June 30, 2002, the Company repurchased $5.0 million of the MGHI Notes, resulting in a small gain. MGHI expects that interest payments on the remaining $54.3 million of MGHI Notes will be made using funds from payments by MAXXAM Parent on the MAXXAM Note.

      MGHI owns 27,938,250 shares of the common stock of Kaiser, representing a
34.6% interest. As a result of the Cases, the value of Kaiser common stock has declined substantially. The market value of the Kaiser shares owned by MGHI based on the price per share quoted at the close of business on August 12,
2002, was $1.4 million. It is possible that MGHI's interest may be diluted or cancelled as a part of a plan of reorganization.

      At June 30, 2002, $14.0 million of letters of credit and no borrowings were outstanding under the Pacific Lumber Credit Agreement. Unused availability was limited to $21.0 million at June 30, 2002. On July 24, 2002, a letter agreement was signed extending the maturity date of the Pacific Lumber Credit
Agreement from August 14, 2003, to August 13, 2004, subject to certain conditions such as completion of a new credit agreement. In connection with such extension, the facility commitment amount was reduced from $50.0 million to
$45.0 million.

      The Scotia LLC Line of Credit allows Scotia LLC to borrow up to one year's interest on the Timber Notes. On May 31, 2002, the Scotia LLC Line of Credit was
extended for an additional year to July 11, 2003. Annually, Scotia LLC will request that the Scotia LLC Line of Credit be extended for a period of not less than 364 days. If not extended, Scotia LLC may draw upon the full amount available. The amount drawn would be repayable in 12 semiannual installments on each note payment date (after the payment of certain other items, including the
Aggregate Minimum Principal Amortization Amount, as defined, then due), commencing approximately two and one-half years following the date of the draw.
At June 30, 2002, Scotia LLC could have borrowed a maximum of $60.0 million under the Scotia LLC Line of Credit, and there were no borrowings outstanding under the Scotia LLC Line of Credit.

      On March 5, 2002, Scotia LLC notified the trustee for the Timber Notes that it had met all of the requirements of the SAR Reduction Date, as defined in the Timber Notes Indenture (e.g., certain harvest, THP inventory and Scotia LLC
Line of Credit requirements). Accordingly, on March 20, 2002, Scotia LLC released $29.4 million from the SAR Account and distributed this amount to
Pacific Lumber.

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

      On the note payment date in July 2002, Scotia LLC had $15.1 million set aside in the note payment account and borrowed $13.0 million (net of $0.9 million for Timber Notes held by Scotia LLC) from the Scotia LLC Line of Credit to pay the $28.1 million of interest due. Scotia LLC repaid $3.2 million of principal on the Timber Notes (an amount equal to Scheduled Amortization) using funds held in the SAR Account.

      MGHI Parent believes that its existing resources and payments on the
MAXXAM Note will be sufficient to fund its debt service and working capital requirements for the next year. With respect to its long-term liquidity, MGHI
Parent believes that its existing cash and cash resources, together with payments on the MAXXAM Note, should be sufficient to meet its debt service and working capital requirements, although there can be no assurance that this will be the case. MGHI Parent expects MAXXAM to pay the amount of the MAXXAM Note necessary to retire the MGHI Notes which are due in 2003. The regulatory and environmental matters described under "--Results of Operations" above have adversely affected cash available from subsidiaries, and in turn the amount of distributions to MGHI Parent. Distributions from subsidiaries may continue to be minimal, if any, over the next year.

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
These reviews were conducted in an effort to identify ways in which Pacific
Lumber could operate on a more efficient and cost effective basis. Based upon the results of these reviews, Pacific Lumber, among other things, closed two of its four sawmills, eliminated certain of its operations, including its soil amendment and concrete block activities, began utilizing more efficient harvesting methods and adopted certain other cost saving measures. Most of these changes were implemented by Pacific Lumber in the last quarter of 2001, or the first quarter of 2002. Pacific Lumber also ended its internal logging operations
(which historically performed approximately half of its logging operations) as of March 31, 2002, and will rely exclusively on third party contract loggers to conduct these activities in the future.

     The $29.4 million release from the SAR Account discussed above improved
Pacific Lumber's liquidity during the six months ended June 30, 2002, and operating results for the period met management's expectations. However, Pacific
Lumber's cash flows from operations may be adversely affected by the availability of logs, including old growth logs. See "Results of Operations"
above as well as Note 7 to the Condensed Consolidated Financial Statements for
further discussion on the regulatory and environmental factors affecting harvest levels and the results of the timber cruise completed in 2002. Pacific Lumber may require funds available under the Pacific Lumber Credit Agreement, additional repayments by MGI of an intercompany loan and/or capital contributions from MGI to enable it to meet its working capital and capital expenditure requirements for the next year.

      Scotia LLC's cash flows from operations are significantly impacted by harvest volumes and SBE prices. On June 19, 2002, the State Board of
Equalization adopted the new Harvest Value Schedule for the second half of 2002.
The SBE Prices published in this schedule reflect an approximate 16% decline for small redwood logs and no price change for small Douglas fir logs. This decline in SBE Prices will have an adverse impact on Scotia LLC's net sales and liquidity for the second half of 2002. With respect to short-term liquidity,
Scotia LLC believes that existing cash available for principal payments from the
SAR Account, and funds available under the Scotia LLC Line of Credit, together with cash flows from operations, should provide sufficient funds to meet its working capital, capital expenditures and required debt service obligations through 2003. However, cash flows from operations may be insufficient to allow
Scotia LLC to service its debt in the long-term if Scotia LLC does not experience improvements in SBE Prices. In addition, cash flows from operations may continue to be adversely affected if harvest levels decline as a result of the factors discussed in "--Results of Operations" above and Note 7 to the
Condensed Consolidated Financial Statements.

      With respect to long-term liquidity, although MGI and its subsidiaries expect that their existing cash and cash equivalents, lines of credit and ability to generate cash flows from operations should provide sufficient funds to meet their debt service, working capital and capital expenditure requirements, until such time as Pacific Lumber has adequate cash flows from operations and/or dividends from Scotia LLC and SBE Prices improve, there can be no assurance that this will be the case.

CRITICAL ACCOUNTING POLICIES

      The Company recently completed its timber cruise which resulted in new and updated timber volume information (see also Note 7 to the Condensed Consolidated
Financial Statements). Accordingly, the Company revised its estimated depletion rates beginning April 1, 2002. There was relatively no impact on depletion expense for the six months ended June 30, 2002, as a result of using the updated timber volume information.

      See Item 7. "Management's Discussion and Analysis of Financial Condition
and Results of Operations--Critical Accounting Policies" of the Form 10-K for
additional discussion of the Company's critical accounting policies.

NEW ACCOUNTING PRONOUNCEMENTS

      See Note 1 to the Condensed Consolidated Financial Statements for a
discussion of new accounting pronouncements and their potential impact on the
Company.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      This item is not applicable to the Company and its subsidiaries.

                           PART II. OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

      Reference is made to Item 3 of the Form 10-K for information concerning material legal proceedings with respect to the Company. The following material developments have occurred with respect to such legal proceedings subsequent to the filing of the Form 10-K.

      TIMBER HARVESTING LITIGATION

      On April 3, 2002, the Environmental Protection Information Association
filed a 60-day notice letter threatening suit against the Company and certain federal agencies under the ESA. The threatened suit would seek to require the federal agencies to consider new information obtained since the approval of the
HCP concerning marbled murrelets and salmon and to require a cessation of certain harvesting operations. No suit has yet been filed. The Company believes that it has strong factual and legal defenses with respect to this matter;
however, there can be no assurance that such a suit would not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

      With respect to the ERF lawsuit, a settlement was reached on June 5, 2002, for $0.5 million. The parties also agreed to continue monitoring discharge into certain waterways.

      With respect to the Wrigley lawsuit, the trial date is set for November
12.

      With respect to both the EPIC-SYP/Permits lawsuit and the USWA lawsuit, the previously set trial dates have been postponed, and new trial dates have not been set.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

A.    EXHIBITS:

      10.1 Letter agreement, dated July 24, 2002, between Pacific Lumber and
Bank of America, N.A..

B.      REPORTS ON FORM 8-K:

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

                                   MAXXAM GROUP HOLDINGS INC.

Date: August 13, 2002              By:                /S/    PAUL N. SCHWARTZ
                                         ----------------------------------------------------
                                                           Paul N. Schwartz
                                         Vice President, Chief Financial Officer and Director
                                                   (Principal Financial Officer)

Date: August 13, 2002              By:              /S/    ELIZABETH D. BRUMLEY
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

Harvest Value Schedule: A schedule setting forth the SBE Prices published bi-annually by the California Board of Equalization for purposes of computing yield taxes on timber sales

HCP: The habitat conservation plan covering multiple species approved on March
1, 1999, in connection with the consummation of the Headwaters Agreement

Headwaters Agreement: The September 28, 1996, agreement between Pacific Lumber,
Scotia LLC, Salmon Creek Corporation, the United States and California which provided the framework for the acquisition by the United States and California of the Headwaters Timberlands

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

MBF: One thousand board feet

Mbfe: A concept developed for use in structuring the Timber Notes; under this concept one thousand board feet, net Scribner scale, of residual old growth redwood timber equates to one Mbfe

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

SBE Price: The applicable stumpage price for a particular species and size of log, as set forth in the most recent Harvest Value Schedule

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

SFAS No. 146: Statement of Financial Accounting Standard No. 146, "Accounting
for Costs Associated with Exit or Disposal Activities"

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