Form 10-Q
period 2002-09-30
MAXXAM GROUP HOLDINGS INC
filed 2002-11-14
CIK 1029500

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                           ---------------------------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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
Yes |X|   No |_|

     Number of shares of common stock outstanding at November 8, 2001: 1,000

      REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A)
AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED
DISCLOSURE FORMAT.

                                TABLE OF CONTENTS

PART I.  -  FINANCIAL INFORMATION

    Item 1.   Financial Statements:
              Consolidated Balance Sheet at September 30, 2002 and December
                 31, 2001
              Consolidated Statement of Operations for the three and nine months ended September 30, 2002 and 2001
              Consolidated Statement of Cash Flows for the nine months ended
                 September 30, 2002 and 2001
              Condensed Notes to Consolidated Financial Statements

    Item 2.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

    Item 3.   Quantitative and Qualitative Disclosures About Market Risk

    Item 4.   Disclosure Controls and Procedures

PART II.  -  OTHER INFORMATION

    Item 1.   Legal Proceedings
    Item 6.   Exhibits and Reports on Form 8-K
    Signatures
    Certifications

APPENDIX A - GLOSSARY OF DEFINED TERMS

                   MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
               (IN MILLIONS OF DOLLARS, EXCEPT SHARE INFORMATION)

                                                                                        SEPTEMBER 30, DECEMBER 31,
                                                                                            2002          2001
                                                                                        ------------- -------------
                                                                                                (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents........................................................... $       26.2  $       66.0
   Marketable securities...............................................................         52.1          53.6
   Receivables:
      Trade............................................................................         10.5          12.5
      Receivables from MAXXAM..........................................................            -           8.5
      Other............................................................................          1.7           2.1
   Inventories.........................................................................         34.1          51.4
   Prepaid expenses and other current assets...........................................         17.7          17.5
                                                                                        ------------- -------------
      Total current assets.............................................................        142.3         211.6
Property, plant and equipment, net of accumulated depreciation of $109.6 and
   $100.1, respectively................................................................        220.5         224.9
Timber and timberlands, net of accumulated depletion of $201.8 and
   $193.7, respectively................................................................        229.3         235.0
Note receivable from MAXXAM............................................................        191.5         183.1
Deferred financing costs, net..........................................................         20.8          22.8
Deferred income taxes..................................................................         22.9          13.4
Restricted cash, marketable securities and other investments...........................         57.4          89.8
Other assets...........................................................................          8.1           6.8
                                                                                        ------------- -------------
                                                                                        $      892.8  $      987.4
                                                                                        ============= =============

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
   Accounts payable.................................................................... $        5.4  $        5.7
   Accrued interest....................................................................         12.4          30.5
   Accrued compensation and related benefits...........................................         11.8          12.4
   Deferred income taxes...............................................................          8.4           6.8
   Other accrued liabilities...........................................................         10.4           8.0
   Short-term borrowings and current maturities of long-term debt, excluding
      $2.6 and $2.3, respectively, of repurchased Timber Notes held in
      the SAR Account..................................................................         68.1          35.5
                                                                                        ------------- -------------
      Total current liabilities........................................................        116.5          98.9
Long-term debt, less current maturities and excluding $52.8 and $55.4,
   respectively, of repurchased Timber Notes held in the SAR Account...................        855.9         962.7
Deferred income taxes..................................................................         22.8          19.5
Other noncurrent liabilities...........................................................         28.8          28.3
                                                                                        ------------- -------------
      Total liabilities................................................................      1,024.0       1,109.4
                                                                                        ------------- -------------

Contingencies (See Note 7)

Stockholder's deficit:
   Common stock, $1.00 par value; 3,000 shares authorized; 1,000 shares issued
      and outstanding..................................................................            -             -
   Additional capital..................................................................        123.2         123.2
   Accumulated deficit.................................................................       (254.6)       (245.5)
   Accumulated other comprehensive income..............................................          0.2           0.3
                                                                                        ------------- -------------
      Total stockholder's deficit......................................................       (131.2)       (122.0)
                                                                                        ------------- -------------
                                                                                        $      892.8  $      987.4
                                                                                        ============= =============

   The accompanying notes are an integral part of these financial statements.

                   MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                            (IN MILLIONS OF DOLLARS)

                                                                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                        SEPTEMBER 30,            SEPTEMBER 30,
                                                                   -----------------------  -----------------------
                                                                      2002         2001        2002        2001
                                                                   -----------  ----------  ----------  -----------
                                                                                      (UNAUDITED)

Net sales:
   Lumber and logs...............................................  $     47.9   $    39.5   $   142.8   $    124.4
   Real estate...................................................         2.2         2.2         6.5          2.3
   Other.........................................................         3.9         5.3        11.2         18.4
                                                                   -----------  ----------  ----------  -----------
                                                                         54.0        47.0       160.5        145.1
                                                                   -----------  ----------  ----------  -----------

Operating expenses:
   Cost of goods sold............................................        32.3        36.9       103.8        119.6
   Selling, general and administrative expenses..................         8.2         5.1        17.9         13.9
   Impairment of assets..........................................           -         0.7           -          0.7
   Depletion and depreciation....................................         7.1         5.5        21.6         15.7
                                                                   -----------  ----------  ----------  -----------
                                                                         47.6        48.2       143.3        149.9
                                                                   -----------  ----------  ----------  -----------

Operating income (loss)..........................................         6.4        (1.2)       17.2         (4.8)

Other income (expense):
   Equity in earnings of Kaiser..................................           -        23.7           -         43.3
   Investment, interest and other income (expense), net..........         6.5         7.1        22.3         25.5
   Interest expense..............................................       (18.9)      (20.2)      (57.7)       (56.7)
                                                                   -----------  ----------  ----------  -----------
Income (loss) before income taxes................................        (6.0)        9.4       (18.2)         7.3
Benefit in lieu of income taxes..................................         1.9         3.2         6.8         12.2
                                                                   -----------  ----------  ----------  -----------

Income (loss) before extraordinary item..........................        (4.1)       12.6       (11.4)        19.5
Extraordinary item:
   Gains on repurchases of debt, net of income tax provisions
      of $0.1, $1.2 and $2.0, respectively.......................         0.2           -         2.3          3.6
                                                                   -----------  ----------  ----------  -----------
Net income (loss)................................................  $     (3.9)  $    12.6   $    (9.1)  $     23.1
                                                                   ===========  ==========  ==========  ===========

   The accompanying notes are an integral part of these financial statements.

                   MAXXAM GROUP HOLDINGS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN MILLIONS OF DOLLARS)

                                                                                                 NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                               --------------------
                                                                                                 2002       2001
                                                                                               ---------  ---------
                                                                                                    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss).......................................................................... $   (9.1)  $   23.1
   Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
      Depletion and depreciation..............................................................     21.6       15.7
      Non-cash impairment charge..............................................................        -        0.7
      Extraordinary gains on repurchases of debt, net.........................................     (2.3)      (3.6)
      Equity in undistributed earnings of Kaiser..............................................        -      (43.3)
      Amortization of deferred financing costs................................................      2.0        1.8
      Net loss (gain) on marketable securities................................................      1.1       (2.7)
      Deferral of interest payment on note receivable from MAXXAM.............................     (0.2)     (18.6)
      Increase (decrease) in cash resulting from changes in:
        Receivables...........................................................................      2.6        0.9
        Inventories, net of depletion.........................................................     15.0       (0.9)
        Prepaid expenses and other assets.....................................................     (2.2)      (2.6)
        Accounts payable......................................................................     (0.3)      (0.3)
        Accrued interest......................................................................    (18.1)     (18.8)
        Accrued and deferred income taxes.....................................................     (6.9)     (13.5)
        Other liabilities.....................................................................      1.5        5.4
        Long-term assets and long-term liabilities............................................      1.6       (2.8)
                                                                                               ---------  ---------
        Net cash provided by (used for) operating activities..................................      6.3      (59.5)
                                                                                               ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net sales (purchases) of marketable securities.............................................      2.7      (21.6)
   Capital expenditures.......................................................................     (9.0)    (141.6)
   Net proceeds from dispositions of property and investments.................................      1.9          -
                                                                                               ---------  ---------
        Net cash used for investing activities................................................     (4.4)    (163.2)
                                                                                               ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuances of long-term debt..................................................        -      122.5
   Borrowings (repayments) under revolving credit agreements, net.............................    (12.8)     (19.0)
   Redemptions, repurchases of and principal payments on long-term debt.......................    (58.0)     (39.7)
   Incurrence of deferred financing costs.....................................................        -       (5.3)
   Restricted cash (deposits) withdrawals, net................................................     30.3       18.4
   Other......................................................................................     (1.2)     (11.1)
                                                                                               ---------  ---------
        Net cash provided by (used for) financing activities..................................    (41.7)      65.8
                                                                                               ---------  ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS.....................................................    (39.8)    (156.9)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..............................................     66.0      201.7
                                                                                               ---------  ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.................................................... $   26.2   $   44.8
                                                                                               =========  =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid, net of capitalized interest................................................. $   73.8   $   73.7
   Tax allocation payments to MAXXAM..........................................................        -        1.3

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
however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position of the Company at September 30, 2002, and the consolidated results of operations for the three and nine months ended September 30, 2002 and
2001, and the consolidated cash flows for the nine months ended September 30,
2002 and 2001. The Company is a wholly owned subsidiary of MAXXAM.

      LIQUIDITY AND CASH RESOURCES
      Pacific Lumber's 2001 cash flows from operations were adversely affected by operating inefficiencies, lower lumber prices, an inadequate supply of logs and a related slowdown in lumber production. During 2001, comprehensive external and internal reviews were conducted of Pacific Lumber's business operations.
These reviews were conducted in an effort to identify ways in which Pacific
Lumber could operate on a more efficient and cost effective basis. Based upon the results of these reviews, Pacific Lumber, among other things, closed two of its four sawmills, eliminated certain of its operations, including its soil amendment and concrete block activities, began utilizing more efficient harvesting methods and adopted certain other cost saving measures. Most of these changes were implemented by Pacific Lumber in the last quarter of 2001, or the first quarter of 2002. Pacific Lumber also ended its internal logging operations
(which historically performed approximately half of its logging) as of March 31,
2002, and now relies exclusively on contract loggers to conduct these activities. In connection with these changes, the Company recorded an impairment charge to operating costs of $2.2 million in the fourth quarter of 2001. Further actions may be taken during the next year as a result of Pacific Lumber's continuing evaluation process, and additional writedowns of certain assets may be required.

      The $29.4 million release from the SAR Account discussed in Note 3 improved Pacific Lumber's liquidity. However, Pacific Lumber may require funds available under the Pacific Lumber Credit Agreement and/or additional repayments by MGI of an intercompany loan in order to meet its working capital and capital expenditure requirements for the next year.

      Scotia LLC's cash flows from operations are significantly impacted by harvest volumes and SBE prices. On June 19, 2002, the State Board of
Equalization adopted the new Harvest Value Schedule for the second half of 2002.
The SBE Prices published in this schedule reflect an approximate 16% decline for small redwood logs and no price change for small Douglas fir logs. This decline in SBE Prices will continue to have an adverse impact on Scotia LLC's net sales and liquidity during the fourth quarter of 2002. With respect to the note payment due in January 2003, Scotia LLC expects that it will require funds from the Scotia LLC Line of Credit to pay a portion of the interest due, and that all of the funds used to pay the Scheduled Amortization amount will be provided from the SAR Account. With respect to short-term liquidity, Scotia LLC believes that existing cash available for principal payments from the SAR Account, and funds available under the Scotia LLC Line of Credit, together with cash flows from operations, should provide sufficient funds to meet its working capital, capital expenditures and required debt service obligations through 2003. However, cash flows from operations and funds available under the Scotia LLC Line of Credit may be insufficient to allow Scotia LLC to fulfill its interest and certain other payment obligations in the long-term if SBE Prices do not improve.

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

                                                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                       SEPTEMBER 30,           SEPTEMBER 30,
                                                                  ----------------------- -----------------------
                                                                     2002        2001        2002         2001
                                                                  ----------  ----------- -----------  ----------

Net income (loss)...............................................  $    (3.9)  $     12.6  $     (9.1)  $    23.1
Cumulative effect of accounting change..........................          -            -           -         0.6
Unrealized net gains on derivative instruments arising during
   the period...................................................          -         12.4           -         9.9
Less reclassification adjustment for realized net gains on
   derivative instruments included in net income................          -         (0.1)          -        (1.0)
Change in value of available-for-sale investments, net of income tax provision (benefit) of $0.2, $0.4, $(0.1) and $0.6,
   respectively.................................................        0.2          0.7        (0.1)        0.9
                                                                  ----------  ----------- -----------  ----------
Comprehensive income (loss).....................................  $    (3.7)  $     25.6  $     (9.2)  $    33.5
                                                                  ==========  =========== ===========  ==========

      INVESTMENT IN KAISER
      The Company's investment in Kaiser consists of a 34.6% equity interest at
September 30, 2002. As of December 31, 2001, the Company's investment in Kaiser was accounted for under the equity method. On February 12, 2002, Kaiser filed a voluntary petition under Chapter 11 of the Code. As a result of such filing, the
Company began reporting its investment in Kaiser under the cost method with no further recognition of equity in earnings or losses until such time as the shares are disposed of or a plan of reorganization is implemented. See Note 5 for further discussion of the Company's investment in Kaiser.

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
The provisions of SFAS No. 144 were effective for the Company beginning on
January 1, 2002. Based on presently available estimates, the new impairment and disposal rules did not result in the recognition of impairment losses in 2002 beyond those reported as of December 31, 2001 (see Note 2). In addition to the new guidance on impairments, SFAS No. 144 broadens the applicability of the provisions of Accounting Principles Board Opinion 30 for the presentation of discontinued operations in the income statement to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. Effective after
December 31, 2001, when the Company commits to a plan of sale of a component of an entity, such component will be presented as a discontinued operation if the operations and cash flows of the component will be eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. Although this provision will not affect the total amount reported for net income, the income statements for prior periods will be reclassified to report the results of operations of the component separately when a component of an entity is reported as a discontinued
operation. The Company does not currently expect the adoption of SFAS No. 144 to have a material impact on its financial statements.

      In April 2002, the FASB issued SFAS No. 145, which rescinds the previous guidance for debt extinguishments. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe applicability under changed conditions. SFAS No. 145 eliminates the requirement that gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. However, transactions would not be prohibited from extraordinary item classification if they meet the criteria in APB Opinion 30,
"Reporting the Results of Operations - Reporting the Effects of Disposal of a
Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring
Events and Transactions." Applying the provisions of APB 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. This statement is effective for the Company's fiscal year beginning January 1, 2003. The Company does not expect the adoption of SFAS No.
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

                                                              FOREST          REAL       CORPORATE    CONSOLIDATED
                                                             PRODUCTS        ESTATE      AND OTHER        TOTAL
                                                           -------------  ------------  ------------  -------------
Net sales for the three months ended:
      September 30, 2002.................................. $       51.8   $       2.2   $         -   $       54.0
      September 30, 2001..................................         44.8           2.2             -           47.0

Operating income (loss) for the three months ended:
      September 30, 2002..................................          5.7           0.8          (0.1)           6.4
      September 30, 2001..................................         (1.9)          0.7             -           (1.2)

Other income (expense), net for the three months ended:
      September 30, 2002..................................        (13.6)         (2.4)          3.6          (12.4)
      September 30, 2001..................................        (13.0)         (2.4)         26.0           10.6

Net sales for the nine months ended:
      September 30, 2002..................................        154.0           6.5             -          160.5
      September 30, 2001..................................        142.8           2.3             -          145.1

Operating income (loss) for the nine months ended:
      September 30, 2002...................................         15.3           2.4          (0.5)          17.2
      September 30, 2001..................................         (5.4)          0.8          (0.2)          (4.8)

Other income (expense), net for the nine months ended:
      September 30, 2002..................................        (38.1)         (7.1)          9.8          (35.4)
      September 30, 2001..................................        (36.3)         (2.5)         50.9           12.1

Total assets as of:
      September 30, 2002..................................        547.8         129.4         215.6          892.8
      December 31, 2001...................................        610.8         133.7         242.9          987.4

      The column entitled "Corporate and Other" includes the results of the parent company and the investment in Kaiser, and also serves to reconcile the total of the reportable segments' amounts to the total in the Company's consolidated financial statements.

      SPECIAL ITEMS
     In connection with the operational changes described in Note 1, the Company identified machinery and equipment that it no longer needed for its current or future operations and in 2001 committed to a plan for disposal of these assets during 2002. During the third quarter of 2002, machinery and equipment with a carrying value of $1.2 million was sold, resulting in a loss of $0.4 million.
During the nine months ended September 30, 2002, machinery and equipment with a carrying value of $2.2 million was sold, resulting in a gain of $1.0 million.

      A $2.6 million restructuring charge was recorded in the fourth quarter of
2001 reflecting cash termination benefits associated with the separation of approximately 305 employees as part of an involuntary termination plan. As of
June 30, 2002, all of the affected employees had left the Company, and the entire amount of the related liability had been paid.

3.    CASH, MARKETABLE SECURITIES AND OTHER INVESTMENTS
      RESTRICTED CASH, MARKETABLE SECURITIES AND OTHER INVESTMENTS
      Cash, marketable securities and other investments include the following amounts which are restricted (in millions):

                                                                                       SEPTEMBER 30,  DECEMBER 31,
                                                                                           2002           2001
                                                                                       ------------- --------------

Current assets:
      Restricted cash and cash equivalents...........................................  $        0.1  $        35.4
                                                                                       ------------- --------------

   Marketable securities, restricted:
      Amounts held in SAR Account....................................................          19.3           17.1
                                                                                       ------------- --------------

Long-term restricted cash, marketable securities and other investments:
   Amounts held in SAR Account.......................................................         102.9          137.8
   Other amounts restricted under the Timber Notes Indenture.........................           2.6            2.8
   Other long-term restricted cash...................................................           2.3            2.2
   Less: Amounts attributable to Timber Notes held in SAR Account....................         (50.4)         (53.0)
                                                                                       ------------- --------------
                                                                                               57.4           89.8
                                                                                       ------------- --------------

Total restricted cash, marketable securities and other investments...................  $       76.8  $       142.3
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

      OTHER INVESTMENTS
      Cash, marketable securities and other investments include interests in several limited partnerships which invest in diversified portfolios of common stocks and other equity securities. These investments are not consolidated, but are accounted for under the equity method. The following table shows the
Company's investment in these partnerships, including restricted amounts held in the SAR Account (in millions).

                                                                                        SEPTEMBER 30,    DECEMBER 31,
                                                                                            2002             2001
                                                                                        -------------   --------------

   Restricted........................................................................   $       13.7    $        15.7
   Unrestricted......................................................................            9.7             36.5
                                                                                        -------------   --------------
                                                                                        $       23.4    $        52.2
                                                                                        =============   ==============

4.    INVENTORIES

      Inventories consist of the following (in millions):

                                                                                         SEPTEMBER 30,   DECEMBER 31,
                                                                                             2002            2001
                                                                                        --------------  --------------

Lumber.............................................................................     $        24.2   $        29.3
Logs...............................................................................               9.9            22.1
                                                                                        --------------  --------------
                                                                                        $        34.1   $        51.4
                                                                                        ==============  ==============

      Substantially all product inventories are stated at last-in, first-out
(LIFO) cost, not in excess of market.

5.    INVESTMENT IN KAISER

      As of November 8, 2002, the Company has 27,938,250 shares of the common stock of Kaiser, of which 18,333,939 shares are pledged as collateral for the
MGHI Notes. Kaiser operates in several principal aspects of the aluminum industry--the mining of bauxite into alumina, (the major aluminum-bearing ore), the refining of bauxite into alumina (the intermediate material), the production of primary aluminum and the manufacture of fabricated and semi-fabricated aluminum products. Kaiser's common stock is publicly traded on the OTC Bulletin
Board under the trading symbol "KLUCQ."

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

      The market value for the Kaiser Shares based on the price per share quoted at the close of business on November 8, 2002, was $1.7 million. There can be no assurance that such value would be realized should the Company dispose of the
Kaiser Shares. The following tables contain summarized financial information for
Kaiser (in millions).

                                                                                        SEPTEMBER 30, DECEMBER 31,
                                                                                            2002          2001
                                                                                        ------------- -------------

Current assets......................................................................... $      594.3  $      759.2
Property, plant and equipment, net.....................................................      1,160.7       1,215.4
Other assets...........................................................................        746.6         769.1
                                                                                        ------------- -------------
        Total assets................................................................... $    2,501.6  $    2,743.7
                                                                                        ============= =============

Liabilities not subject to compromise:
   Current liabilities................................................................. $      323.4  $      803.4
   Long-term debt, less current maturities.............................................         42.8         700.8
   Other liabilities...................................................................         94.9       1,562.1
Liabilities subject to compromise......................................................      2,592.2             -
Minority interests.....................................................................        119.9         118.5
Stockholders' deficit..................................................................       (671.6)       (441.1)
                                                                                        ------------- -------------
        Total liabilities and stockholders' deficit.................................... $    2,501.6  $    2,743.7
                                                                                        ============= =============

                                                                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                        SEPTEMBER 30,            SEPTEMBER 30,
                                                                   ------------------------------------------------
                                                                      2002         2001        2002        2001
                                                                   -----------  ----------  ----------  -----------

Net sales........................................................  $    348.0   $   430.3   $ 1,104.9   $  1,357.4
Costs and expenses...............................................      (413.7)     (466.4)   (1,244.0)    (1,205.7)
Other expenses - net.............................................       (12.1)      152.7       (41.7)        53.3
                                                                   -----------  ----------  ----------  -----------
Income (loss) before income taxes and minority interests.........       (77.8)      116.6      (180.8)       205.0
Benefit (provision) for income taxes.............................        (7.0)      (49.4)      (21.4)       (83.9)
Minority interests...............................................         1.4         1.2         4.3          2.8
                                                                   -----------  ----------  ----------  -----------
Net income (loss)................................................  $    (83.4)  $    68.4   $  (197.9)  $    123.9
                                                                   ===========  ==========  ==========  ===========
Equity in earnings (loss) of Kaiser..............................  $        -   $    23.7   $       -   $     43.3
                                                                   ===========  ==========  ==========  ===========

6.    DEBT

      Long-term and short-term debt consists of the following (in millions):

                                                                                    SEPTEMBER 30,    DECEMBER 31,
                                                                                        2002             2001
                                                                                   ---------------  ---------------

12% MGHI Notes due August 1, 2003................................................. $         43.2   $         88.2
Pacific Lumber Credit Agreement...................................................              -             17.7
6.55% Scotia LLC Timber Notes due July 20, 2028...................................          103.2            120.3
7.11% Scotia LLC Timber Notes due July 20, 2028...................................          243.2            243.2
7.71% Scotia LLC Timber Notes due July 20, 2028...................................          463.3            463.3
7.56% Lakepointe Notes due June 8, 2021...........................................          120.1            121.7
Scotia LLC Line of Credit.........................................................            5.5                -
Other.............................................................................            0.9              1.5
                                                                                   ---------------  ---------------
                                                                                            979.4          1,055.9
Less: current maturities..........................................................          (68.1)           (35.5)
      Timber Notes held in SAR Account............................................          (55.4)           (57.7)
                                                                                   ---------------  ---------------
                                                                                   $        855.9   $        962.7
                                                                                   ===============  ===============

      The amount attributable to the Timber Notes held in the SAR Account of
$50.4 million as of September 30, 2002, reflected in Note 3 above represents the amount paid to acquire $55.4 million of principal amount of Timber Notes.

      During the nine months ended September 30, 2002, the Company repurchased
$45.0 million principal amount of the MGHI Notes, resulting in an extraordinary gain of $2.3 million (net of tax). Subsequent to September 30, 2002, the Company
repurchased $11.6 million principal amount of the MGHI Notes resulting in a small gain.

      With respect to the MAXXAM Note which is pledged to secure the MGHI Notes, the Company expects MAXXAM to pay the amount of the MAXXAM Note necessary to retire the MGHI Notes.

      At September 30, 2002, $14.0 million of letters of credit and no borrowings were outstanding under the Pacific Lumber Credit Agreement. Unused availability was limited to $18.0 million at September 30, 2002. On July 24,
2002, a letter agreement was signed extending the maturity date of the Pacific
Lumber Credit Agreement from August 14, 2003, to August 13, 2004. In connection with such extension, the facility commitment amount was reduced from $50.0 million to $45.0 million. On October 28, 2002, a new credit agreement was entered into which incorporated these changes and allowed for syndication of the facility.

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
On the note payment date in July 2002, Scotia LLC borrowed $13.9 million under the Scotia LLC Line of Credit to pay interest on the Timber Notes. At September
30, 2002, Scotia LLC could have borrowed a maximum of $54.3 million under the
Scotia LLC Line of Credit, and there was $5.5 million outstanding under the
Scotia LLC Line of Credit.

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

      Since the consummation of the Headwaters Agreement in March 1999, there has been a significant amount of work required in connection with the implementation of the Environmental Plans, and this work is expected to continue for several more years. Nevertheless, the rate of approvals of THPs during 2001 improved over that for the prior year, and further improvements had been experienced in 2002 prior to the recent developments in the EPIC-SYP/Permits lawsuit described below. Despite the improvements in the THP approval process, other factors such as actions by the North Coast Water Board and pending litigation discussed below may adversely impact the Company's ability to meet its harvesting goals.

      In late May 2002, the Company completed its timber cruise, its first since
1986. The results of the timber cruise provided the Company with an estimate of the volume of merchantable timber on the Company's timberlands. The new cruise data reflected a 0.1 million MBF decrease in estimated overall timber volume as compared to the estimated volumes reported as of December 31, 2001 using the
1986 cruise data (adjusted for harvest and estimated growth), with an increase in young growth timber volume almost equal to the decrease in old growth timber volume. This shift in timber volume between classifications decreased the overall timber volume reported in Mbfe by 0.2 million to 2.9 million. The new cruise data indicates that there is significantly less old growth timber available for harvest than estimated as of December 31, 2001, using the 1986 cruise data. This change in mix could potentially result in a decrease in the
Company's revenues. However, because there are many variables that affect revenues and profitability, the Company cannot quantify the effect of the above changes on current and future cash flows. The new timber volumes are now being utilized in various aspects of the Company's operations, including estimating volumes on THPs and determining depletion expense.

      Under the CWA, the EPA is required to establish TMDLs in water courses that have been declared to be "water quality impaired." The EPA and the North
Coast Water Board are in the process of establishing TMDLs for 17 northern
California rivers and certain of their tributaries, including nine water courses that flow within the Company's timberlands. The Company expects this process to continue into 2010. In December 1999, the EPA issued a report dealing with TMDLs on two of the nine water courses. The agency indicated that the requirements under the HCP would significantly address the sediment issues that resulted in
TMDL requirements for these two water courses. The North Coast Water Board has begun the process of establishing the TMDL requirements applicable to two other water courses on the Company's timberlands. The North Coast Water Board has targeted the fall of 2003 as the completion date of the TMDL process for these four water courses. The final TMDL requirements applicable to the Company's timberlands may require aquatic protection measures that are different from or in addition to those in the HCP or that result from the prescriptions to be developed pursuant to the watershed analysis process provided for in the HCP.

       Effective January 1, 2003, a California statute eliminates a waiver previously granted to, among others, timber companies. This waiver had been in effect for a number of years and waived the requirement under California water quality regulations for timber companies to follow certain waste discharge requirements in connection with their timber harvesting and related operations.
The new statute provides, however, that regional water boards such as the North
Coast Water Board are authorized to renew the waiver. If a regional water board decides not to renew the waiver by January 1, 2003, it may notify a company that the board will require such company to follow certain waste discharge requirements in order to conduct harvesting operations on a THP. The waste discharge requirements may include aquatic protection measures that are different from or in addition to those provided for in the THP approved by the
CDF. Harvesting activities could be delayed and/or adversely affected, as a separate, additional regulatory process would be required for harvesting under
THPs.

      In August 2002, the North Coast Water Board issued the Company an order requiring reports of waste discharge in connection with the Company's winter operations in the Elk River basin to be conducted under THPs approved by CDF.
This order currently impacts an estimated 18,000 Mbfe of timber covered by a number of THPs. This order prohibits sediment discharges caused by Company operations during the winter period in the watershed until the reports are submitted by the Company and a determination is made by the North Coast Water
Board regarding what, if any, waste discharge requirements are to be imposed.
The Company submitted a report of waste discharge, and on November 7, 2002, the
North Coast Water Board approved waste discharge requirements that the Company believes will allow it to operate within this basin during the winter months.

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

      On December 2, 1997, the Wrigley lawsuit was filed. This action alleges, among other things, that the defendants' logging practices have contributed to an increase in flooding and damage to domestic water systems in a portion of the
Elk River watershed. On September 20, 2002, an agreement was reached to settle this litigation, and the parties are proceeding to implement that agreement.

      On March 31, 1999, the EPIC-SYP/Permits lawsuit was filed alleging, among other things, various violations of the CESA and the California Environmental
Quality Act, and challenging, among other things, the validity and legality of the SYP and the Permits issued by California. On March 31, 1999, the lawsuit
USWA lawsuit was filed also challenging the validity and legality of the SYP.
The trial judge has issued a stay of the effectiveness of the Permits but has not issued an injunction against harvesting on the Company's lands under THPs that were previously approved consistently with the Permits. The stay does, however, prevent CDF from approving certain new THPs that rely upon the Permits, and unless the stay can be vacated or amended, as the Company has requested, it could force the Company to modify its pending THPs in accordance with alternative Board of Forestry rules that do not depend upon an approved SYP.
This procedure could cause reductions in 2003 harvest levels and could have an adverse impact on the Company. A trial date is set for January 20, 2003. The judge has indicated that he expects to rule on this matter no earlier than July
2003. The Company believes that appropriate procedures were followed throughout the public review and approval process concerning the HCP and the SYP, the
Company is working with the relevant government agencies to defend these challenges, and does not believe the resolution of these matters should result in a material adverse effect on its financial condition, results of operations or the ability to harvest timber. However, in addition to the potential short-term adverse impacts described above, these matters could have a long-term negative impact if they are decided adversely to the Company.

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

8.    PENSION PLAN MATTERS

      The assets of the Pacific Lumber-sponsored pension plan, like numerous other companies' plans, are, to a substantial degree, invested in equity trust funds which are managed by a third party. Given the year-to-date performance of the capital markets, it is likely that, barring a material improvement during the remainder of 2002, the Company may be required to reflect an increase in its minimum pension liability in its year-end financial statements as a result of a decline in the value of the assets held by Pacific Lumber's pension plan. Such an increase in the minimum pension liability would be a non-cash adjustment that would be reflected as an increase in pension liability with an offsetting charge to stockholders' deficit (net of income tax) through comprehensive income
(rather than net income). The ultimate amount of such additional adjustment cannot be determined until year-end 2002. However, such amount could be material.

9.    OTHER SIGNIFICANT EVENTS

      In August 2002, Motel Assets entered into an agreement to acquire for approximately $53.0 million an interest in a trust which owns a portfolio of sixteen motel properties located in ten different states. Under the agreement,
Motel Assets would make a cash payment of $3.0 million and assume the outstanding principal balance of approximately $50.0 million on the Motel Notes at the expected closing date in November 2002. The Motel Notes have an interest rate of 7.03% with a May 1, 2018, maturity date. Motel Assets would acquire the properties subject to an existing lease agreement with the current tenant, under which the properties are fully leased through April 2019, and under which all obligations are guaranteed by the parent company of the current tenant. Motel
Assets expects to account for the lease as an operating lease. The Motel Notes are secured by the lease, the properties, and an $11.2 million residual value insurance contract.

      In August 2002, Beltway Assets entered into an agreement to acquire an office building located in Houston, Texas, for a purchase price of approximately
$32.0 million. The transaction would be financed with a cash payment of $2.0 million and proceeds of approximately $30.0 million from the issuance of the
Beltway Notes. At the time of the acquisition, Beltway Assets would simultaneously lease the property back to the seller for a period of 22 years.
Beltway Assets expects to account for the lease as an operating lease. The
Beltway Notes would be secured by the building, the lease, and an $11.2 million residual value insurance contract.

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

      Since the consummation of the Headwaters Agreement in March 1999, there has been a significant amount of work required in connection with the implementation of the Environmental Plans, and this work is expected to continue for several more years. The rate of approvals of THPs during 2001 improved over that for the prior year, and further improvements have been experienced thus far in 2002. As discussed in Note 7 to the Condensed Consolidated Financial
Statements, other factors may adversely impact the Company's abilities to meet its harvesting goals. The North Coast Water Board is requiring the Company to apply certain waste discharge requirements to approved THPs covering winter harvesting operations in the Elk River basin, and beginning in 2003 the North
Coast Water Board could require the Company to follow waste discharge requirements before harvesting operations are conducted on THPs in other watersheds. This requirement could cause further delays in harvesting. A stay issued in connection with the EPIC- SYP/Permits lawsuit could require the
Company to follow an alternative THP approval process, resulting in delays in obtaining approvals of THPs which have already been submitted or are currently being prepared.

     Furthermore, there can be no assurance that certain other pending legal, regulatory and environmental matters or future governmental regulations, legislation or judicial or administrative decisions, adverse weather conditions or low SBE prices, will not have a material adverse effect on the Company's financial position, results of operations or liquidity. See Part II. Item 1.
"Legal Proceedings" and Note 7 to the Condensed Consolidated Financial
Statements for further information regarding regulatory and legal proceedings affecting the Company's operations.

      During 2001, comprehensive external and internal reviews were conducted of
Pacific Lumber's business operations. These reviews were conducted in an effort to identify ways in which Pacific Lumber could operate on a more efficient and cost effective basis. Based upon the results of these reviews, Pacific Lumber, among other things, closed two of its four sawmills, eliminated certain of its operations, including its soil amendment and concrete block activities, began utilizing more efficient harvesting methods and adopted certain other cost saving measures. Most of these changes were implemented by Pacific Lumber in the last quarter of 2001, or the first quarter of 2002. Pacific Lumber also ended its internal logging operations (which historically performed approximately half of its logging) as of March 31, 2002, and now relies exclusively on contract loggers to conduct these activities. Further actions may be taken during the next year as a result of Pacific Lumber's continuing evaluation process, and additional writedowns of certain assets may be required.

      Timber Cruise. In late May 2002, the Company completed its timber cruise, its first since 1986. The results of the timber cruise provided the Company with an estimate of the volume of merchantable timber on the Company's timberlands.
The new cruise data reflected a 0.1 million MBF decrease in estimated overall timber volume as compared to the estimated volumes reported as of December 31,
2001 using the 1986 cruise data (adjusted for harvest and estimated growth), with an increase in young growth timber volume almost equal to the decrease in old growth timber volume. This shift in timber volume between classifications decreased the overall timber volume reported in Mbfe by 0.2 million to 2.9 million. The new cruise data indicates that there is significantly less old growth timber available for harvest than estimated as of December 31, 2001, using the 1986 cruise data. This change in mix could potentially result in a decrease in the Company's revenues. However, because there are many variables that affect revenues and profitability, the Company cannot quantify the effect of the above changes on current and future cash flows. The new timber volumes are now being utilized in various aspects of the Company's operations, including estimating volumes on THPs and determining depletion expense.

      The Company owns 27,938,250 shares of Kaiser common stock, representing a
34.6% interest in Kaiser on a fully diluted basis as of September 30, 2002. For
2001 and prior years, the Company's investment in Kaiser was accounted for under the equity method. On February 12, 2002, Kaiser filed a voluntary petition for reorganization under Chapter 11 of the Code in the Court. As a result of such filing, the Company began reporting its investment in Kaiser under the cost method with no further recognition of equity in earnings or losses until such time as the shares are disposed of or a plan of reorganization is implemented.
See Notes 1 and 5 of the Condensed Consolidated Notes to the Financial
Statements for further information, including summarized financial information of Kaiser.

      The following table presents selected operational and financial information for the three and nine months ended September 30, 2002 and 2001.

                                                                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                        SEPTEMBER 30,            SEPTEMBER 30,
                                                                   -----------------------  -----------------------
                                                                      2002         2001        2002        2001
                                                                   -----------  ----------  ----------  -----------
                                                                   (IN MILLIONS OF DOLLARS, EXCEPT SHIPMENTS AND PRICES)

Shipments:
   Lumber: (1)
      Redwood upper grades.......................................         7.4         3.6        20.9         12.1
      Redwood common grades......................................        55.9        41.5       173.5        123.6
      Douglas-fir upper grades...................................         1.0         2.0         3.7          6.7
      Douglas-fir common grades..................................         7.3        11.4        12.9         44.2
      Other......................................................           -         1.0           -          3.6
                                                                   -----------  ----------  ----------  -----------
   Total lumber..................................................        71.6        59.5       211.0        190.2
                                                                   ===========  ==========  ==========  ===========
   Wood chips (2)................................................        19.2        29.6        51.7         90.2
                                                                   ===========  ==========  ==========  ===========

Average sales price:
   Lumber: (3)
      Redwood upper grades.......................................  $    1,291   $   1,739   $   1,327   $    1,788
      Redwood common grades......................................         559         570         546          595
      Douglas-fir upper grades...................................       1,456       1,287       1,330        1,341
      Douglas-fir common grades..................................         336         357         336          343
   Wood chips (4)................................................          34          64          34           67

Net sales:
   Lumber, net of discount.......................................  $     44.5   $    36.5   $   130.6   $    119.2
   Logs..........................................................         3.3         3.0        12.2          5.2
   Wood chips....................................................         0.6         1.9         1.7          6.1
   Cogeneration power............................................         2.5         2.0         7.2          9.4
   Other.........................................................         0.9         1.4         2.3          2.9
                                                                   -----------  ----------  ----------  -----------
        Total forest products....................................        51.8        44.8       154.0        142.8
   Real estate...................................................         2.2         2.2         6.5          2.3
                                                                   -----------  ----------  ----------  -----------
      Total net sales............................................  $     54.0   $    47.0   $   160.5   $    145.1
                                                                   ===========  ==========  ==========  ===========
Operating income (loss)..........................................  $      6.4   $    (1.2)  $    17.2   $     (4.8)
                                                                   ===========  ==========  ==========  ===========
Operating cash flow (5)..........................................  $     13.5   $     5.0   $    38.8   $     11.6
                                                                   ===========  ==========  ==========  ===========
Income (loss) before income taxes................................  $     (6.0)  $     9.4   $   (18.2)  $      7.3
                                                                   ===========  ==========  ==========  ===========
Net income (loss) (6)............................................  $     (3.9)  $    12.6   $    (9.1)  $     23.1
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
(6)   2002 results for the three and nine month periods include an after-tax extraordinary gain of $0.2 million and $2.3 million, respectively, on the repurchase of MGHI Notes. 2001 results include after-tax extraordinary gains of $3.6 million for the nine month period on the repurchase of MGHI
      Notes.

      Net Sales
      Net sales increased for the third quarter and first nine months of 2002 as compared to the third quarter and first nine months of 2001, primarily due to increased shipments of redwood common grade lumber. Net sales for the first nine months of 2002 also increased due to additional rental income from the Lake
Pointe Plaza office complex acquired in June 2001. Growth in net sales was negatively impacted by a decline in shipments of Douglas-fir lumber and lower average sales prices for redwood lumber.

      Operating Income (Loss)
      Operating results improved for the three and nine month periods ended
September 30, 2002, as compared to the same periods of 2001. The Company was able to increase shipments while lowering cost of sales and operations. The decline in operating expenses primarily reflects the benefits of cost saving measures taken in late 2001 and early 2002. Selling, general and administrative expenses for the two periods increased, however, primarily as a result of an increase in administrative, litigation and other expenses.

      Income (Loss) Before Income Taxes
      The Company had losses before income taxes for the third quarter and first nine months of 2002 as compared to income before income taxes for the comparable prior year periods. The decline is primarily because during the 2002 periods, the Company recognized no earnings or losses with respect to its investment in
Kaiser, whereas the third quarter and first nine months of 2001 included equity in earnings of Kaiser of $23.7 million and $43.3 million, respectively. The decline in income as a result of the decrease in earnings from kaiser was offset in part by the improvement in operating income described above.

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
   September 30, 2002........................................... $   22.3     $    0.3 (1)  $   2.3     $  43.2 (2)  $  68.1
   December 31, 2001............................................     14.9         17.8          2.8           -         35.5

Long-term debt, excluding current maturities:
   September 30, 2002........................................... $  737.6 (2) $   0.4       $ 117.9     $     - (2)  $ 855.9
   December 31, 2001............................................    754.5         0.5         119.5        88.2        962.7

Revolving credit facilities:
   Facility commitment amounts.................................. $   59.8     $   45.0      $   2.5     $     -      $ 107.3
   September 30, 2002:
      Borrowings................................................      5.5            -            -           -          5.5
      Letters of credit.........................................        -         14.0            -           -         14.0
      Unused and available credit...............................     54.3         18.0          2.5           -         74.8

Cash, cash equivalents, marketable
   securities and other investments
September 30, 2002:
   Current amounts restricted for debt service.................. $   19.3     $      -      $   0.1     $     -      $  19.4
   Other current amounts........................................      2.0         24.8         31.8         0.3         58.9
                                                                 ---------    ---------     --------    --------     --------
                                                                     21.3         24.8         31.9         0.3         78.3
                                                                 ---------    ---------     --------    --------     --------

   Long-term amounts restricted for debt service................     55.1            -            -           -         55.1
   Other long-term restricted amounts...........................       -             -          2.3           -          2.3
                                                                 ---------    ---------     --------    --------     --------
                                                                     55.1            -          2.3           -         57.4
                                                                 ---------    ---------     --------    --------     --------
                                                                 $   76.4     $   24.8      $  34.2     $   0.3      $ 135.7
                                                                 =========    =========     ========    ========     ========

-----------------------------
Table and Notes continued on next page

                                                                  Scotia       Pacific      MGI and       MGHI
                                                                   LLC         Lumber        Other       PARENT       TOTAL
                                                                 --------     ---------     --------    --------    ---------
                                                                                    (IN MILLIONS OF DOLLARS)
December 31, 2001:
   Current amounts restricted for debt service.................. $  52.4      $      -      $   0.1     $     -     $   52.5
   Other current amounts........................................     2.5           2.3         26.6        35.7         67.1
                                                                 --------      ---------    --------    --------    ---------
                                                                    54.9           2.3         26.7        35.7        119.6
                                                                 --------      ---------    --------    --------    ---------

   Long-term amounts restricted for debt service................    87.6             -            -           -         87.6
   Other long-term restricted amounts...........................      -              -          2.2           -          2.2
                                                                 --------     ---------     --------    --------    ---------
                                                                    87.6             -          2.2           -         89.8
                                                                 --------     ---------     --------    --------    ---------
                                                                 $ 142.5      $    2.3      $  28.9     $  35.7     $  209.4
                                                                 ========     =========     ========    ========    =========

Changes in cash and cash equivalents
Capital expenditures:
   September 30, 2002........................................... $   4.9      $    3.8      $   0.3     $     -     $    9.0
   September 30, 2001...........................................     4.2           4.9        132.5 (3)       -        141.6

Borrowings (repayments) of debt and credit facilities, net of financing costs:
   September 30, 2002........................................... $  (9.4)(2)  $  (17.8)     $  (2.2)    $ (41.4)(2) $  (70.8)
   September 30, 2001...........................................   (14.2)        (19.2)       117.0 (3)   (25.1)        58.5

Dividends and advances received (paid):
   September 30, 2002........................................... $ (29.4)(1)  $   29.4 (1)  $     -     $     -     $      -
   September 30, 2001...........................................   (77.4)(4)      83.8 (4)    (23.5)       17.1            -
------------------

(1)     In March 2002, Scotia LLC released $29.4 million from
        the SAR Account and distributed this amount to Pacific
        Lumber. Pacific Lumber used these funds to repay the
        borrowings outstanding under the Pacific Lumber Credit
        Agreement.
(2)     The decrease in Scotia LLC's long-term debt between
        December 31, 2001, and September 30, 2002, was the result
        of principal payments on the Timber Notes of $14.8
        million during the nine months ended September 30, 2002.
        The decrease in MGHI Parent's long-term debt and increase
        in short-term debt was due to repurchases of $45.0
        million principal amount of MGHI Notes, and
        reclassification of $43.2 million from long-term to
        short-term debt. Borrowings (repayments) of debt and
        credit facilities also includes $5.5 million outstanding
        on the Scotia LLC Line of Credit as of September 30,
        2002.
(3)     Capital expenditures and borrowings for MGI, Lakepointe
        Assets and Other as of and for the period ended September
        30, 2001, reflect the purchase of the Lake Pointe Plaza
        office complex.
(4)     For the nine months ended September 30, 2001, $77.4
        million of dividends were paid by Scotia LLC to Pacific
        Lumber, $63.9 million of which was made using proceeds
        from the sale of Scotia LLC's Owl Creek grove. In
        addition to the $77.4 million of dividends from Scotia
        LLC, Pacific Lumber received $6.4 million from MGI
        related to repayment of intercompany debt.

      During the nine months ended September 30, 2002, the Company repurchased
$45.0 million principal amount of the MGHI Notes, resulting in an extraordinary gain of $2.3 million (net of tax). Subsequent to September 30, 2002, the Company
repurchased $11.6 million principal amount of the MGHI Notes, resulting in a small gain. MAXXAM Parent expects to pay MGHI the amount of the Intercompany
Note necessary to enable MGHI to satisfy its obligations under the MGHI Notes, which are due August 1, 2003.

      MGHI owns 27,938,250 shares of the common stock of Kaiser, representing a
34.6% interest. As a result of the Cases, the value of Kaiser common stock has declined substantially. The market value of the Kaiser shares owned by MGHI based on the price per share quoted at the close of business on November 8,
2002, was $1.7 million. It is possible that MGHI's interest may be diluted or cancelled as a part of a plan of reorganization.

      At September 30, 2002, $14.0 million of letters of credit and no borrowings were outstanding under the Pacific Lumber Credit Agreement. Unused availability was limited to $18.0 million at September 30, 2002. On July 24,
2002, a letter agreement was signed extending the maturity date of the Pacific
Lumber Credit Agreement from August 14, 2003, to August 13, 2004, subject to certain conditions such as completion of a new credit agreement. In connection with such extension, the facility commitment amount was reduced from $50.0 million to $45.0 million. On October 28, 2002, a new credit agreement was entered into which incorporated these changes and allowed for syndication of the facility.

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
At September 30, 2002, Scotia LLC could have borrowed a maximum of $54.3 million under the Scotia LLC Line of Credit, and there was $5.5 million outstanding under the Scotia LLC Line of Credit.

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
These reviews were conducted in an effort to identify ways in which Pacific
Lumber could operate on a more efficient and cost effective basis. Based upon the results of these reviews, Pacific Lumber, among other things, closed two of its four sawmills, eliminated certain of its operations, including its soil amendment and concrete block activities, began utilizing more efficient harvesting methods and adopted certain other cost saving measures. Most of these changes were implemented by Pacific Lumber in the last quarter of 2001, or the first quarter of 2002. Pacific Lumber also ended its internal logging operations
(which historically performed approximately half of its logging) as of March 31,
2002, and now relies exclusively on contract loggers to conduct these activities. Further actions may be taken during the next year as a result of
Pacific Lumber's continuing evaluation process, and additional writedowns of certain assets may be required.

      The $29.4 million release from the SAR Account discussed above improved
Pacific Lumber's liquidity during the nine months ended September 30, 2002.
However, Pacific Lumber's cash flows from operations may be adversely affected by the availability of logs. See "Results of Operations" above as well as Note 7 to the Condensed Consolidated Financial Statements for further discussion on the regulatory and environmental factors affecting harvest levels and the results of the timber cruise completed in 2002. Pacific Lumber may require funds available under the Pacific Lumber Credit Agreement and/or additional repayments by MGI of an intercompany loan in order to meet its working capital and capital expenditure requirements for the next year.

      Scotia LLC's cash flows from operations are significantly impacted by harvest volumes and SBE prices. On June 19, 2002, the State Board of
Equalization adopted the new Harvest Value Schedule for the second half of 2002.
The SBE Prices published in this schedule reflect an approximate 16% decline for small redwood logs and no price change for small Douglas fir logs. This decline in SBE Prices will continue to have an adverse impact on Scotia LLC's net sales and liquidity during the fourth quarter of 2002. With respect to the note payment due in January 2003, Scotia LLC expects that it will require funds from the Scotia LLC Line of Credit to pay a portion of the interest due, and that all of the funds used to pay the Scheduled Amortization amount will be provided from the SAR Account. With respect to short-term liquidity, Scotia LLC believes that existing cash available for principal payments from the SAR Account, and funds available under the Scotia LLC Line of Credit, together with cash flows from operations, should provide sufficient funds to meet its working capital, capital expenditures and required debt service obligations through 2003. However, cash flows from operations and funds available under the Scotia LLC Line of Credit may be insufficient to allow Scotia LLC to fulfill its interest and certain other payment obligations in the long-term if SBE Prices do not improve. In addition, cash flows from operations may continue to be adversely affected if harvest levels decline as a result of the factors discussed in "--Results of
Operations" above and Note 7 to the Condensed Consolidated Financial Statements.

      With respect to long-term liquidity, although MGI and its subsidiaries expect that their existing cash and cash equivalents, lines of credit and ability to generate cash flows from operations should provide sufficient funds to meet their debt service, working capital and capital expenditure requirements, until such time as Pacific Lumber has adequate cash flows from operations and/or dividends from Scotia LLC and SBE Prices improve, there can be no assurance that this will be the case. Cash flows from operations in the long-term may continue to be adversely affected by the same factors discussed above which are affecting short-term cash flows from operations.

      In August 2002, Motel Assets entered into an agreement to acquire for approximately $53.0 million an interest in a trust which owns a portfolio of sixteen motel properties located in ten different states. Under the agreement,
Motel Assets would make a cash payment of $3.0 million and assume the outstanding principal balance of approximately $50.0 million on the Motel Notes at the expected closing date in November 2002. The Motel Notes have an interest rate of 7.03% with a May 1, 2018, maturity date. Motel Assets would acquire the properties subject to an existing lease agreement with the current tenant, under which the properties are fully leased through April 2019, and under which all obligations are guaranteed by the parent company of the current tenant. Motel
Assets expects to account for the lease as an operating lease. The Motel Notes are secured by the lease, the properties, and an $11.2 million residual value insurance contract.

      In August 2002, Beltway Assets entered into an agreement to acquire an office building located in Houston, Texas, for a purchase price of approximately
$32.0 million. The transaction would be financed with a cash payment of $2.0 million and proceeds of approximately $30.0 million from the issuance of the
Beltway Notes. At the time of the acquisition, Beltway Assets would simultaneously lease the property back to the seller for a period of 22 years.
Beltway Assets expects to account for the lease as an operating lease. The
Beltway Notes would be secured by the building, the lease, and an $11.2 million residual value insurance contract.

CRITICAL ACCOUNTING POLICIES

      In the second quarter of 2002, the Company completed its timber cruise which resulted in new and updated timber volume information (see also Note 7 to the Condensed Consolidated Financial Statements). Accordingly, the Company
revised its estimated depletion rates beginning April 1, 2002. There was relatively no impact on depletion expense for the nine months ended September
30, 2002, as a result of using the updated timber volume information.

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

ITEM 4.         DISCLOSURE CONTROLS AND PROCEDURES

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange
Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief
Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, the Company has investments in certain unconsolidated entities. As the Company does not control or manage these entities, its disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those it maintains with respect to its consolidated subsidiaries.

      Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's
Chief Financial Officer, of the effectiveness of the design and operation of the
Company's disclosure controls and procedures. Based on the foregoing, the
Company's Chief Executive Officer and Chief Financial Officer concluded that the
Company's disclosure controls and procedures were effective.

      There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

                           PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      The information set forth in Note 7 to the Condensed Consolidated Financial
Statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

A.    EXHIBITS:

4.1   Credit Agreement dated October 28, 2002 among Pacific Lumber, Bank of
      America, N.A., as Administrative Agent and L/C Issuer, and the Lenders
      from time to time party thereto

B.      REPORTS ON FORM 8-K:

      On August 13, 2002, the Company filed a current report on Form 8-K dated
August 13, 2002, related to the Certification of the Chief Executive and Chief
Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      On October 4, 2002, the Company filed a current report on Form 8-K dated
October 1, 2002, related to the EPIC- SYP/Permits lawsuit.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who have signed this report on behalf of the Registrant and as the principal financial and accounting officers of the
Registrant, respectively.

                                                 MAXXAM GROUP HOLDINGS INC.

Date: November 13, 2002      By:         /S/     PAUL N. SCHWARTZ
                                ------------------------------------------------
                                                Paul N. Schwartz
                            Vice President, Chief Financial Officer and Director
                                         (Principal Financial Officer)

Date: November 13, 2002     By:         /S/   ELIZABETH D. BRUMLEY
                               -------------------------------------------------
                                           Elizabeth D. Brumley
                                               Controller
                                      (Principal Accounting Officer)

                                 CERTIFICATIONS

     I, Charles E. Hurwitz, certify that:

     1.  I have reviewed this quarterly report on Form 10-Q of MAXXAM Group
         Holdings Inc.;

     2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6.  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 13, 2002        By:        /S/    CHARLES E. HURWITZ
                                     -------------------------------------------
                                                 Charles E. Hurwitz
                                         Chairman of the Board, President and
                                               Chief Executive Officer

     I, Paul N. Schwartz, certify that:

     1.  I have reviewed this quarterly report on Form 10-Q of MAXXAM Group
         Holdings Inc.;

     2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6.  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 13, 2002        By:               /S/   PAUL N. SCHWARTZ
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
July 24, 2001, in the U.S. District Court in the Northern District of California

Beltway Assets: Beltway Assets LLC, a limited liability company, which is an indirect wholly owned subsidiary of the Company

Beltway Notes: Beltway Assets' 6.31% notes due in November, 2024

Britt:  Britt Lumber Co., Inc., a wholly owned subsidiary of MGI

Cases: The Chapter 11 proceedings of Kaiser, KACC and 15 of KACC's subsidiaries

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
99CS00639) filed March 31, 1999 in the Superior Court of Sacramento County (Order
Granting Change of Venue was filed on May 27, 1999, and assigned Case No. CV990452 in Humboldt County Superior Court)

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

Lakepointe Notes: Lakepointe Assets' 7.45% notes due June 8, 2021

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

MGHI Notes:  The Company's 12% Senior Secured Notes due August 1, 2003

MGI:  MAXXAM Group Inc., a wholly owned subsidiary of the Company

Motel Assets: Motel Assets Holdings LLC, a limited liability company, and its subsidiaries, all of which are indirect wholly owned subsidiaries of the Company

Motel Notes:  Motel Assets' 7.03% notes due May 1, 2018

North Coast Water Board:  North Coast Regional Water Quality Control Board

Pacific Lumber:  The Pacific Lumber Company, a wholly-owned subsidiary of MGI

Pacific Lumber Credit Agreement: The revolving credit agreement between Pacific
Lumber and a bank which provides for borrowings of up to $45.0 million

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

Scotia LLC Line of Credit: The agreement between a group of lenders and Scotia
LLC pursuant to which it may borrow in order to pay up to one years' interest on the Timber Notes

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

SFAS No. 146: Statement of Financial Accounting Standards No. 146, "Accounting
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